Form 10-Q
period 1996-03-31
VITALCOM INC
filed 1996-05-10
CIK 1006026

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(MARK ONE)

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF X
/X/          THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 1996
                                ---------------------------------------------

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to_______________


Commission file number            0-27588
                       ------------------------------

                                 VITALCOM INC.
             (Exact name of registrant as specified in its charter)


       DELAWARE                                3662                              33-0538926
(State or other jurisdiction of     (Primary Standard Industrial            (I.R.S. Employer
 incorporation or organization)      Classification Code Number)         Identification Number)


                              15222 DEL AMO AVENUE
                            TUSTIN, CALIFORNIA 92680
                                 (714) 546-0147
         (Address and telephone number of principal executive offices)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X    No
                                     ----     ----


APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 31, 1996, there were 7,878,623 shares outstanding of the issuer's common stock.

                                 VITALCOM INC.

                                 BALANCE SHEETS





                                                                       MARCH 31,            DECEMBER 31,
                                                                         1996                   1995
                                                                     ------------           ------------
                                                                      (UNAUDITED)
                                        ASSETS
Current assets
     Cash and cash equivalents                                       $26,756,321             $ 2,163,645
     Accounts receivable                                               4,684,294               6,399,221
     Inventories                                                       2,159,181               1,479,921
     Prepaid expenses                                                    225,459                 173,097
     Deferred tax assets                                                 800,600                 800,600
                                                                     -----------             -----------
       Total current assets                                           34,625,855              11,016,484



Property
     Machinery and equipment                                             957,137                 864,127
     Office furniture and computer equipment                           1,059,942                 961,138
     Leasehold improvements                                               55,775                  73,351
                                                                     -----------             -----------
                                                                       2,072,855               1,898,616
     Less accumulated amortization and depreciation                     (619,234)               (541,922)
                                                                     -----------             -----------
       Property, net                                                   1,453,621               1,356,694


Other assets                                                              70,514                 268,701
Goodwill, less accumulated amortization of $132,925 and
       $143,957 at December 31, 1995 and March 31, 1996                  701,007                 711,501
                                                                     -----------             -----------
                                                                     $36,850,997             $13,353,380
                                                                     ===========             ===========

                                 VITALCOM INC.

                                                                           MARCH 31,          DECEMBER 31,
                                                                             1996                 1995
                                                                           ---------          ------------
                                                                          (UNAUDITED)
                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Accounts payable                                                    $ 1,208,113          $   969,350
     Current portion of long-term debt                                             -              500,000
     Income taxes payable                                                          -              312,127
     Accrued payroll and related costs                                       980,646            1,341,040
     Accrued warranty costs                                                  626,946              602,362
     Customer deposits                                                       485,375              419,528
     Accrued liabilities                                                     342,058              615,000
     Current portion of capital lease obligations                             21,120               21,120
                                                                         -----------          -----------
          Total current liabilities                                        3,664,258            4,780,527



Long-term debt                                                                     -            1,041,667
Deferred tax liabilities                                                      49,473               49,473
Capital lease obligations, less current portion                              100,665              106,151
Commitments
Redeemable preferred stock (5,783,930 shares authorized
     at December 31, 1995) $.001 par value:
     Series C convertible preferred stock                                          -            8,858,760
     Series D convertible preferred stock                                          -            1,489,726
Stockholders' equity (deficit):
     Common stock, including paid-in capital, $.0001 par value;
       8,700,000 shares authorized, 1,155,994 and 7,878,623 shares
       issued and outstanding at December 31, 1995 and March 31, 1996     36,528,034              519,603

     Accumulated deficit                                                  (3,491,433)          (3,492,527)
                                                                         -----------          -----------
          Net stockholders' equity (deficit)                              33,036,601           (2,972,924)
                                                                         -----------          -----------
                                                                         $36,850,997          $13,353,380
                                                                         ===========          ===========

                                 VITALCOM INC.

                            STATEMENTS OF OPERATIONS





                                                                                THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                          ----------------------------
                                                                             1996             1995
                                                                          -----------       ----------
                                                                          (UNAUDITED)
Revenues:
  Facility wide networks                                                  $2,959,973        $1,931,262
  Departmental products                                                    3,009,134         2,543,230
                                                                          ----------        ----------
     Total revenues                                                        5,969,107         4,474,492



Cost of sales                                                              2,532,250         2,068,327

Gross profit                                                               3,436,857         2,406,165

Operating expenses
  Sales and marketing                                                      2,106,225         1,180,813
  Research and development                                                   918,348           554,591
  General and administration                                                 517,763           325,879
                                                                          ----------        ----------
      Total operating expenses                                             3,542,336         2,061,283

                                                                          ----------        ----------
Operating income (loss)                                                     (105,479)          344,882


Other income (expense), net                                                  107,414           (31,358)
                                                                          ----------        ----------
Income before provision for income taxes                                       1,935           313,524


Provision for income taxes                                                       841           134,784


Net income                                                                $    1,094        $  178,740
                                                                          ==========        ==========



Pro forma net income per common share                                     $     0.00        $     0.03
                                                                          ==========        ==========

Pro forma weighted average common shares                                   7,115,598         5,394,211

                                 VITALCOM INC.

                            STATEMENTS OF CASH FLOWS





                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                       ---------------------------------
                                                                           1996                  1995
                                                                       -----------            ----------
Cash flows from operating activities:                                  (UNAUDITED)
     Net income                                                        $     1,094            $  178,740
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
     Depreciation and amortization                                         127,452               230,585
     Deferred income taxes                                                      -                (60,090)
     Loss (gain) on disposal of property                                     7,053                  (339)
     Changes in operating assets and liabilities:
          Accounts receivable                                            1,714,927               (55,367)
          Inventories                                                     (679,260)             (362,638)
          Prepaid expenses and other current assets                        (52,362)                5,512
          Accounts payable                                                 238,763                74,703
          Accrued payroll and related costs                               (360,394)              (35,374)
          Accrued warranty costs                                            24,584                (6,076)
          Customer deposits                                                 65,847               (38,577)
          Income taxes payable                                            (312,127)               10,575
          Accrued liabilities                                             (272,942)               47,152
                                                                       -----------            ----------
                Net cash provided by operating activities                  502,635               (11,194)


Cash flows from investing activities:
     Purchases of property                                                (220,937)              (68,215)
     Decrease in other assets                                              198,187               116,072
                                                                       -----------            ----------
          Net cash provided by (used in) investing activities              (22,751)               47,857


Cash flows from financing activities:
     Preferred stock dividends                                                  -               (154,060)
     Net Repayment of long-term debt                                    (1,547,153)             (125,000)
     Net proceeds from issuance of common stock                         25,659,945                    -
                                                                       -----------            ----------
          Net cash provided by (used in) financing activities           24,112,792              (279,060)


Net increase (decrease) in cash and cash equivalents                    24,592,676              (242,397)

Cash and cash equivalents, beginning of period                           2,163,645             1,223,330
                                                                       -----------            ----------
Cash and cash equivalents, end of period                               $26,756,321            $  980,933
                                                                       ===========            ==========


                                 VITALCOM INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. BASIS OF PRESENTATION

The interim condensed financial statements included herein have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's prospectus dated February 14, 1996, for the year ended December 31, 1995 filed with the SEC in February 1996. In the opinion of management, the condensed financial statements included herein reflect all adjustments necessary to present fairly the financial position of the Company as of March 31, 1996, and the results of its operations and its cash flows for the three-month periods ended March 31, 1995 and 1996. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

2. STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

Net income per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. For the three-month periods ended March 31, 1995 and 1996 weighted average common and common equivalent shares include common shares and stock options using the treasury stock method and the assumed conversion of all outstanding shares of preferred stock into shares of common stock.

3. STOCK PLANS

Stock Option Plans -   The following is a summary of stock option transactions
under the 1993 Stock Option Plan (the "1993 Plan") for the three months ended March 31, 1996:

                                                                                                  NUMBER OF
                                             NUMBER OF                    PRICE PER                OPTIONS
                                              SHARES                        SHARE                EXERCISABLE
                                           -------------                --------------          -------------
 Balance, December 31, 1995                   652,723                   $0.60 to $5.72              98,750
   Exercised                                   (3,000)                  $0.60 to $1.28
   Canceled                                    (5,462)                  $0.60 to $5.72
                                              -------                   --------------
 Balance, March 31, 1996                      644,261                   $0.60 to $5.72              97,000
                                              =======                   ==============



During the three months ended March 31, 1996, no options were granted, exercised, or canceled under the 1996 Director Option Plan (the "Directors' Plan"). As of March 31, 1996 there were no options outstanding under the Directors' Plan.

New Accounting Pronouncement--In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation." The Company has determined that it will not change to the fair value method and will continue to use Accounting Principle Board Opinion No. 25 for measurement and recognition of employee stock based transactions.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company provides communication networks that acquire, interpret and distribute real-time physiologic data generated by point-of-care patient monitors located throughout a healthcare facility. The Company sells facility-wide networks directly to acute care hospitals and integrated health delivery networks (IHDNs). In addition, the Company sells certain components, monitoring systems, clinical analysis and display software and wireless communications components to OEM customers for use in their departmental monitoring products.

         Revenues from sales of facility-wide networks are recognized upon shipment. The sales cycle for facility-wide networks has typically been from nine to 18 months. The Company has experienced seasonal variations in sales of its facility-wide networks, with sales in the first quarter being lower than the preceding fourth quarter's sales due to customer budget cycles and sales remaining relatively flat during the third quarter. Furthermore, a large percentage of a particular quarter's shipments of facility-wide networks have historically been booked in the last weeks of the quarter.

         Revenues from sales of departmental products are recognized upon shipment. The selling cycle for departmental products varies depending upon product mix and the extent to which the Company develops customized operating software for a particular OEM customer.

         The Company's revenues have been derived increasingly from direct sales of its facility-wide networks. The Company plans to increase expenditures in order to fund a larger direct sales and marketing staff and greater levels of research and development in 1996 as part of its increased focus on sales of facility-wide networks. During 1995, the Company increased the size of its direct sales force from nine to 18 full-time sales persons and increased the size of its research and development staff from 26 to 34 persons. The Company intends to continue to increase the size of its direct sales force at approximately the same rate during 1996 and also anticipates increasing its research and development expenditures significantly in 1996 to develop new products and further enhancements to its facility-wide networks. Although the Company believes that investments in such expenditures will improve long-term financial results, operating and net income as a percentage of revenues decreased in 1995 as compared to 1994, and operating and net income for 1996 are expected to be lower in absolute dollars and as a percentage of revenues than achieved in 1995. If such increased direct sales efforts and research and development do not ultimately result in an increase in revenues, there would be a material adverse effect on the Company's long-term business, operating results and financial condition.

         In the first quarter of 1996 VitalCom Inc. expanded its facility-wide network with the introduction and shipment of OpenNet(TM), an application that integrates multi-parameter third-party monitoring equipment. OpenNet allows the hospital to network existing, disparate equipment to create one integrated system. OpenNet was introduced with initial connections to bedside patient monitoring equipment from three leading manufacturers: Datascope Corporation, Johnson & Johnson Medical Inc. and Protocol Systems, Inc.

         To date the Company has not capitalized software development expenses. However, the development of new products or the enhancement of existing products may require capitalization of such expenses in the future.

Total Revenues. Total revenues consist of revenue from sales of facility-wide networks and departmental products, together with fees for installation and servicing of products. Total revenues for the first quarter increased to
$5,969,106 up from $4,474,492 for the same period in 1995.   Revenues in the
first quarter were up 33% from the same period in 1995, reflecting a 53% increase in VitalCom's sales of facility-wide network systems and an 18% increase in departmental products from the comparable period a year ago. Facility-wide networks sales represented 49.6% of the quarterly revenues compared to 43.2% for the same quarter a year ago.

Gross Margins. Cost of goods sold generally includes material, direct labor, overhead and, for facility-wide networks, installation expenses. Gross profit as a percentage of revenue in the first quarter of 1996 was 57.6%, up from 53.8% in the comparable quarter a year ago. Cost of goods sold in the first quarter of 1995 included $153,333 in amortization of developed technology that was fully amortized by December 31, 1995; therefore the cost of goods sold for the first quarter of 1996 is relatively lower because it included no such amortization.

Sales and Marketing expenses. Sales and marketing expenses include payroll, commissions and related costs attributable to direct and OEM sales and marketing personnel, travel and entertainment expenses, and other promotional expenses. Sales and marketing expenses of $2,106,225 were 35.3% of revenues in the first quarter of 1996 compared to $1,180,813 or 26.4% of revenues in the comparable period a year ago. Sales and marketing increases reflect doubling of the size of the Company's direct sales force in 1995 as well as continued increases in selling and marketing investments in 1996.

Research and Development expenses. Research and development expenses include payroll and related costs attributable to research and development personnel, prototyping expenses and other costs. Research and development expenses increased to $918,343 or 15.4% of revenues, up from $554,591, or 12.4% of revenues for the same period in 1995. Research and development increases are related to the Company's strategy to increase these expenditures significantly in 1996 to develop new products and further enhance its facility-wide networks. The Company previously announced that it began shipping OpenNet to its hospital customers in March 1996. The OpenNet application permits VitalCom networks to connect to patient monitoring equipment from various manufacturers.

General and Administrative expenses. General and administrative expense includes accounting, finance, MIS, human resources, general administration, executive officers and professional fee expenses. General and administrative expenses were $517,763, or 8.7% of revenues, as compared to $325,879, or 7.3% of revenues, for the same period in 1995. The increase was attributable to professional services and costs associated with strategic staffing to accommodate the Company's growth.

Other Income (Expense), net. Other income (expense), net consists primarily of interest payments made in respect to outstanding indebtedness and interest income from short term investments. Other income (expense) improved from ($31,358) for the first quarter of 1995 to $107,414 for the first quarter of 1996 due to the payoff the five-year term debt, as well as interest income attributable to the proceeds of the initial public offering.

Effective Tax Rate. The effective rate used for the provision for taxes is 43.5%, consisting of a federal income tax rate of 33.8%, combined with a weighted average state income tax rate of 9.7%.


LIQUIDITY AND CAPITAL RESOURCES


         In February, 1996, the Company raised net proceeds of approximately $25.7 million through an initial public offering (IPO) of 2,300,000 shares of Common Stock at $12.50 per share.

         At March 31, 1996, the Company had a revolving line of credit agreement with a commercial bank under which it may borrow up to $1.0 million at the bank's prime rate plus 0.5%. The agreement expires in May 1996 and is collateralized by substantially all of the Company's assets. No borrowings were outstanding under the agreement at March 31, 1996. At December 31, 1995 the Company had a five-year term loan of $1.5 million payable in monthly installments through December, 1998 with interest payable at the rate of prime plus 2.5% (through November 30, 1995) or prime plus 3% (after December 1,
1995). This loan was repaid with a portion of the proceeds of the initial public offering in February, 1996.

         In the quarter ending March 31, 1996, the Company generated $502,635 from operating activities compared to using approximately $11,000 from operating activities in the same quarter of 1995. The Company generated cash through collections on accounts receivable which was used in targeted inventory procurement as well as reducing accrued liabilities.

         The Company's principal commitments at March 31, 1996 consisted of a lease on its office and manufacturing facility, and a long-term lease on its telephone system. Both obligations combined represent a expenditure of approximately $31,500 per month.

         The Company believes that existing cash resources, including cash flows from operations, if any, and line of credit facilities will be sufficient to fund the Company's operations for at least the next twelve months.

         The information set forth in this 10-Q contains several forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements, including statements relating to the Company's intent to interface with additional monitoring devices and the Company's intent to expand its sales and marketing and research and development expenditures inherently involve risks and uncertainties. The Company's actual results could differ materially from the results anticipated in such forward-looking statements. See the description of factors that could effect results included herein and the "Risk Factors" section of the Company's Prospectus dated February 14, 1996 for a discussion of the factors that could result in actual results differing from results currently anticipated.

Item 6.  Exhibits and Reports on From 8-K

(a)  Exhibits

27.1  Financial Data Schedule

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the reporting period.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 10, 1996.



                                           VITALCOM INC.


                                           /s/ DAVID L. SCHLOTTERBECK
                                           ----------------------------------
                                           David L. Schlotterbeck
                                           President, Chief Executive Officer



                                           /s/ SHELLEY B. THUNEN
                                           ----------------------------------
                                           Shelley B. Thunen
                                           Vice President Finance and
                                           Chief Financial Officer