Form 10-Q
period 1996-06-30
VITALCOM INC
filed 1996-08-09
CIK 1006026

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(MARK ONE)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended       June 30, 1996
                                               ----------------------

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                  to
                                         ---------------    ---------------


                    Commission file number           0-27588
                                            ---------------------------


                                 VITALCOM INC.
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                          3662                     33-0538926
- - -------------------------------  ----------------------------   ----------------------
(State or other jurisdiction of  (Primary Standard Industrial     (I.R.S. Employer
 incorporation or organization)   Classification Code Number)   Identification Number)

                              15222 DEL AMO AVENUE
                            TUSTIN, CALIFORNIA 92780
                                 (714) 546-0147
- - --------------------------------------------------------------------------------
         (Address and telephone number of principal executive offices)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X   No
                                     ---     ---

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 30, 1996, there were 7,903,373 shares outstanding of the issuer's common stock.

                                 VITALCOM INC.

                                BALANCE SHEETS

                                                                           ------------         ------------
                                                                             JUNE 30,           DECEMBER 31,
                                                                               1996                 1995
                                                                           ------------         ------------
                            ASSETS                                          (UNAUDITED)
Current assets
     Cash and cash equivalents . . . . . . . . . . . . . . .                $24,753,348         $ 2,163,645
     Accounts receivable, net  . . . . . . . . . . . . . . .                  5,550,957           6,399,221
     Inventories . . . . . . . . . . . . . . . . . . . . . .                  2,466,258           1,479,921
     Prepaid expenses  . . . . . . . . . . . . . . . . . . .                    237,053             173,097
     Income tax refund receivable  . . . . . . . . . . . . .                    249,994                   -
     Deferred tax assets . . . . . . . . . . . . . . . . . .                    800,600             800,600
                                                                            -----------         -----------
          Total current assets . . . . . . . . . . . . . . .                 34,058,210          11,016,484

Property
     Machinery and equipment . . . . . . . . . . . . . . . .                  1,147,227             864,127
     Office furniture and computer equipment . . . . . . . .                  1,199,117             961,138
     Leasehold improvements. . . . . . . . . . . . . . . . .                     65,876              73,351
                                                                            -----------         -----------
                                                                              2,412,220           1,898,616
     Less accumulated amortization and depreciation. . . . .                   (701,296)           (541,922)
                                                                            -----------         -----------
          Property, net  . . . . . . . . . . . . . . . . . .                  1,710,924           1,356,694

Other assets . . . . . . . . . . . . . . . . . . . . . . . .                     87,437             268,701
Goodwill, net  . . . . . . . . . . . . . . . . . . . . . . .                    690,513             711,501
                                                                            -----------         -----------
                                                                            $36,547,084         $13,353,380
                                                                            ===========         ===========

                                 VITALCOM INC.


                                                                            -----------            ------------
                                                                              JUNE 30,             DECEMBER 31,
                                                                                1996                  1995
                                                                            -----------            ------------
             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                 (UNAUDITED)
Current liabilities
     Accounts payable ..............................................         $  780,148            $   969,350
     Current portion of long-term debt .............................                  -                500,000
     Income taxes payable ..........................................                  -                312,127
     Accrued payroll and related costs .............................          1,225,583              1,341,040
     Accrued warranty costs ........................................            647,596                602,362
     Customer deposits .............................................            476,984                419,528
     Accrued liabilities ...........................................            440,439                615,000
     Current portion of capital lease obligations ..................             21,120                 21,120
                                                                            -----------            -----------
          Total current liabilities ................................          3,591,870              4,780,527


Long-term debt .....................................................                  -              1,041,667
Deferred tax liabilities ...........................................             49,473                 49,473
Capital lease obligations, less current portion ....................             98,658                106,151

Commitments
Redeemable preferred stock (5,783,930 shares authorized
     at December 31, 1995), $.001 par value:
     Series C convertible preferred stock ..........................                  -              8,858,760
     Series D convertible preferred stock ..........................                  -              1,489,726

Stockholders' equity (deficit):
     Common stock, including paid-in capital, $.0001 par value;
       8,700,000 shares authorized, 7,903,373 and 1,155,994 shares issued and outstanding at June 30, 1996
       and December 31, 1995, respectively .........................         36,524,466                519,603

       Accumulated deficit .........................................         (3,717,383)            (3,492,527)
                                                                            -----------            -----------
           Net stockholders' equity (deficit) ......................         32,807,083             (2,972,924)
                                                                            -----------            -----------
                                                                            $36,547,084            $13,353,380
                                                                            ===========            ===========

                                 VITALCOM INC.

                            STATEMENTS OF OPERATIONS


                                                     -----------------------------          ---------------------------
                                                         THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                              JUNE 30,                               JUNE 30,
                                                     -----------------------------          ---------------------------
                                                        1996              1995                 1996             1995
                                                     ----------         ----------          -----------     -----------
                                                            (UNAUDITED)                            (UNAUDITED)
 Revenues:
   Facility-wide networks . . . . . . . . .          $3,243,007         $2,969,195          $ 6,202,980     $ 4,900,457
   Departmental products  . . . . . . . . .           2,761,896          2,576,511            5,771,030       5,119,741
                                                     ----------         ----------          -----------     -----------
      Total revenues  . . . . . . . . . . .           6,004,903          5,545,706           11,974,010      10,020,198

 Cost of sales  . . . . . . . . . . . . . .           2,707,340          2,497,061            5,239,590       4,565,388
                                                     ----------         ----------          -----------     -----------
 Gross profit   . . . . . . . . . . . . . .           3,297,563          3,048,645            6,734,420       5,454,810

 Operating expenses:
   Sales and marketing  . . . . . . . . . .           2,170,482          1,469,000            4,276,707       2,649,812
   Research and development . . . . . . . .           1,223,029            523,091            2,141,377       1,077,682
   General and administration . . . . . . .             606,284            317,409            1,124,047         643,577
                                                     ----------         ----------          -----------     -----------
       Total operating expenses . . . . . .           3,999,795          2,309,500            7,542,131       4,371,071

 Operating income (loss)  . . . . . . . . .            (702,232)           739,145             (807,711)      1,083,739

 Other income (expense), net  . . . . . . .             302,959            (36,256)             410,373         (67,614)
                                                     ----------         ----------          -----------     -----------
 Income (loss) before provision for
   income taxes . . . . . . . . . . . . . .            (399,273)           702,889             (397,338)      1,016,125

 Provision (benefit) for income taxes . . .            (173,322)           301,961            (172,481)         436,745
                                                     ----------         ----------          -----------     -----------
 Net income (loss). . . . . . . . . . . . .          $ (225,951)        $  400,928          $  (224,857)    $   579,380
                                                     ==========         ==========          ===========     ===========
 Pro forma net income and net income per
   common share . . . . . . . . . . . . . .          $    (0.03)        $     0.07          $     (0.03)    $      0.12

 Weighted average common shares . . . . . .           8,225,982          5,865,877            7,579,145       4,709,883

                                 VITALCOM INC.

                            STATEMENTS OF CASH FLOWS


                                                             -------------------------------------
                                                                        SIX MONTHS ENDED
                                                             -------------------------------------
                                                                JUNE 30,                JUNE 30,
                                                                  1996                    1995
                                                             -------------             -----------
                                                              (UNAUDITED)             (UNAUDITED)
Cash flows from operating activities:
  Net income (loss)  . . . . . . . . . . . . . . . . . .     $  (224,857)               $  579,379
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
  Depreciation and amortization  . . . . . . . . . . . .         235,556                   480,321
  Deferred income taxes  . . . . . . . . . . . . . . . .               -                  (120,180)
  Loss (gain) on disposal of property  . . . . . . . . .          10,000                      (339)
  Changes in operating assets and liabilities:
    Accounts receivable  . . . . . . . . . . . . . . . .         848,264                   (71,242)
    Inventories  . . . . . . . . . . . . . . . . . . . .        (986,337)                 (384,545)
    Income tax receivable  . . . . . . . . . . . . . . .        (249,994)                        -
    Prepaid expenses and other current assets. . . . . .         (63,956)                   (2,003)
    Accounts payable . . . . . . . . . . . . . . . . . .        (189,202)                  373,445
    Accrued payroll and related costs  . . . . . . . . .        (115,457)                  173,174
    Accrued warranty costs . . . . . . . . . . . . . . .          45,234                  (108,952)
    Customer deposits  . . . . . . . . . . . . . . . . .          57,456                    30,590
    Income taxes payable . . . . . . . . . . . . . . . .        (312,127)                  168,599
    Accrued liabilities  . . . . . . . . . . . . . . . .        (174,561)                 (135,912)
                                                             -----------                ----------
           Net cash provided by (used in) operating
             activities  . . . . . . . . . . . . . . . .      (1,119,981)                  982,335

Cash flows from investing activities:
  Purchases of property  . . . . . . . . . . . . . . . .        (578,797)                 (240,934)
  Proceeds from sale of property . . . . . . . . . . . .               -                         -
  (Increase) decrease in other assets  . . . . . . . . .         181,264                    (9,353)
                                                             -----------                ----------
           Net cash used in investing activities . . . .        (397,533)                 (250,287)

Cash flows from financing activities:
  Preferred stock dividends  . . . . . . . . . . . . . .               -                  (154,060)
  Repayment of long-term debt. . . . . . . . . . . . . .      (1,549,160)                 (250,000)
  Proceeds from issuance of preferred and common stock .      25,656,377                 2,215,506
                                                             -----------                ----------
           Net cash provided by financing activities . .      24,107,217                 1,811,446

Net increase (decrease) in cash and cash equivalents . .      22,589,703                 2,543,494

Cash and cash equivalents, beginning of period . . . . .       2,163,645                 1,223,330
                                                             -----------                ----------
Cash and cash equivalents, end of period . . . . . . . .     $24,753,348                $3,766,824
                                                             ===========                ==========

Supplemental disclosures of cash flow information

  Interest paid . . . . . . . . . . . . . . . . . . . .      $     3,169                $  110,339
  Income taxes paid . . . . . . . . . . . . . . . . . .      $   386,400                $  474,479

                                 VITALCOM INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

The interim condensed financial statements included herein have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's prospectus dated February 14, 1996, for the year ended December 31, 1995 filed with the SEC in February 1996. In the opinion of management, the condensed financial statements included herein reflect all adjustments consisting of normal recurring accruals necessary to present fairly the financial position of the Company as of June 30, 1996, and the results of its operations and its cash flows for the six-month periods ended June 30, 1995 and 1996. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

2. STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

For the three and six month periods ended June 30, 1995 and 1996, pro forma and net income per share is based on the weighted average number of common and common equivalent shares outstanding. The weighted average common and common equivalent shares for pro forma net income per share include common shares and stock options using the treasury stock method and the assumed conversion of all outstanding shares of preferred stock into shares of common stock. For the three and six month periods ended June 30, 1996, the weighted average common and common equivalent shares include common shares and stock options using the treasury stock method. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin Topic 4D, stock options granted during the twelve months prior to the date of the initial filing of the Company's Form S-1 Registration Statement have been included in the calculation of common equivalent shares using the treasury stock method as if they were outstanding as of the beginning of the period. Common equivalent shares are not included for the three and six month periods ended June 30, 1996 as the effect would have been antidilutive.

3. STOCK PLANS

Stock Option Plans - The following is a summary of stock option transactions under the 1993 Stock Option Plan (the "1993 Plan") for the six months ended June 30, 1996:

                                                                                        NUMBER OF
                                           NUMBER OF             PRICE PER               OPTIONS
                                            OPTIONS                SHARE               EXERCISABLE
                                           ---------          ----------------         -----------
Balance, December 31, 1995                  652,723            $0.60 to $5.72            98,750
  Exercised                                 (27,750)           $0.60 to $1.28
  Canceled                                  (33,348)           $0.60 to $5.72
  Granted                                    54,865           $13.50 to $15.75
                                            -------           ----------------
Balance, June 30, 1996                      646,490            $0.60 to $15.75           96,989
                                            =======           ================           ======



During the six months ended June 30, 1996, no options were granted, exercised, or canceled under the 1996 Director Option Plan (the "Directors' Plan"), and as of June 30, 1996 there were no options outstanding under the Directors' Plan.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information set forth in this Quarterly Report on Form 10-Q contains several forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements, including statements relating to the Company's intent to expand its sales and marketing and research and development expenditures, inherently involve risks and uncertainties. The Company's actual results could differ materially from the results anticipated in such forward-looking statements. See the description of factors that could effect results included herein under "Management's Discussion and Analysis of Financial Condition and Results of Operations - General" and the "Risk Factors" section of the Company's Prospectus dated February 14, 1996 for a discussion of the factors that could result in actual results differing from results currently anticipated.

GENERAL

         The Company provides communication networks that acquire, interpret and distribute real-time physiologic data generated by point-of-care patient monitors located throughout a healthcare facility. The Company sells facility-wide networks directly to acute care hospitals and integrated health delivery networks ("IHDN"s). In addition, the Company sells certain components, monitoring systems, clinical analysis and display software and wireless communications components to OEM customers for use in their departmental monitoring products.

        Revenues from sales of facility-wide networks are recognized upon shipment. The Company's facility-wide networks had an average selling price of approximately $450,000 during 1995 and the Company believes that average selling prices of facility-wide networks are likely to increase as the size and complexity of networks increase in the future. As a result, the timing of the receipt of a single order can have a significant impact on the Company's revenues and earnings for a particular period. In addition, the Company's sales cycle for facility-wide networks has typically been from nine to 18 months, during which time the Company may expend substantial time and resources without any guarantee that the transaction will be completed, and is subject to delays attendant to large purchases over which the Company has no control. Any significant or ongoing failure by the Company to ultimately achieve sales would have a material adverse effect on the Company's business, financial condition or operating results.

        The Company has experienced seasonal variations in sales of its facility-wide networks, with sales in the first quarter being lower than the preceding fourth quarter's sales due to customer budget cycles and sales remaining relatively flat during the third quarter. In addition, the Company's products are generally shipped as orders are received and, accordingly, the Company generally operates with limited backlog. As a result, sales in any quarter are dependent on orders booked and shipped in that quarter and are not predictable with any degree of certainty. Further, a large percentage of a particular quarter's shipments of facility-wide networks have historically been booked in the last weeks of the quarter. In addition, a significant portion of the Company's expenses are relatively fixed. To the extent that revenues in a given quarter are below the Company's expectations, the adverse effect may be magnified by the Company's inability to decrease spending to compensate for the revenue shortfall.

         Revenues from sales of departmental products are recognized upon shipment. The sales cycle for departmental products varies depending upon product mix and the extent to which the Company develops customized operating software for a particular OEM customer.

         The Company's revenues have been derived increasingly from direct sales of its facility-wide networks. During 1995, the Company increased the size of its direct sales force from nine to 18 full-time sales persons and increased the size of its research and development staff from 26 to 34 persons. During the first half of 1996, the Company continued to increase the size of its direct sales force and continued to increase its research and development expenditures to develop new products and further enhancements to its facility-wide networks. Although the Company believes that investments in such expenditures will improve long-term financial results, operating and net income as a percentage of revenues decreased during the first half of 1996 as compared to the same period of 1995, and operating and net income for the second half of 1996 are expected to continue to be lower in absolute dollars and as a percentage of revenues than achieved in the same period of 1995. If such increased direct sales efforts and research and development do not ultimately result in an increase in revenues, there would be a material adverse effect on the Company's long-term business, operating results and financial condition.

         In the first quarter of 1996 the Company expanded its facility-wide network with the introduction and shipment of OpenNet(TM), an application that integrates multi-parameter third-party monitoring equipment. OpenNet allows the hospital to network existing, disparate equipment to create one integrated system. OpenNet was introduced with initial connections to bedside patient monitoring equipment from three leading manufacturers: Datascope Corporation, Johnson & Johnson Medical Inc. and Protocol Systems, Inc. Approximately 20% of all new patient connections with respect to facility-wide networks sold during the quarter ended June 30, 1996 included OpenNet connections to other manufacturers' bedside patient monitoring equipment. At the end of the second quarter the Company filed its 510(k) application with the Food and Drug Administration (FDA) to add ventilator connections to the OpenNet facility-wide network.

         To date the Company has not capitalized software development expenses. However, the development of new products or the enhancement of existing products may require capitalization of such expenses in the future.

Total Revenues. Total revenues consist of revenue from sales of facility-wide networks and departmental products, together with fees for installation and servicing of products. Total revenues for the quarter ended June 30, 1996 increased eight percent to $6,004,903 from $5,545,706 for the same period in 1995. Revenues in the first six months of 1996 were $11,974,010 compared to $10,020,198 for the same period in 1995, an increase of 19%. Facility-wide networks sales represented 51.8% of the revenues for the first six months of 1996, compared to 48.9% for the same period a year ago. The increase in facility-wide network sales was due to expansion of the Company's sales and marketing efforts, greater market penetration and increasing market acceptance of the Company's products.

Gross Margins. Cost of goods sold includes material, direct labor, overhead and, for facility-wide networks, installation expenses. Cost of goods sold in the quarter ended June 30, 1996 was 45.1% of revenues as compared to 45.0% in the comparable period a year ago. Gross margin in the first six months of 1996 increased to 56.2% from 54.4% in the comparable period a year ago. The higher gross margin in 1996 is attributable to approximately $307,000 in amortization of developed technology in 1995 that was absent in 1996. Gross margin in the quarter ended June 30, 1996 was 2.7% lower than the quarter ended March 31, 1996 as a result of a volume pricing discount granted to the Company's largest OEM customer and planned increases in fixed manufacturing overhead coupled with lower than expected sales volume.

Sales and Marketing Expenses. Sales and marketing expenses include payroll, commissions and related costs attributable to facility-wide and departmental sales and marketing personnel, travel and entertainment expenses, and other promotional expenses. Sales and marketing expenses for the quarter ended June 30, 1996 increased to $2,170,482, or 36.1% of revenues, an increase of $701,482, or 47.8% from the same period in 1995. For the first six months of 1996, sales and marketing expenses of $4,276,707 were 35.7% of revenues compared to $2,649,812 or 26.4% of revenues in the comparable period in 1995, an increase of 61%. Marketing expense increases reflect the doubling of the size of the Company's direct sales force in 1995 and the Company's carrying out further planned increases in the size of the direct sales force, advertising and other marketing expenses during the first six months of 1996 as part of its strategy to focus on sales of facility-wide networks.

Research and Development Expenses. Research and development expenses include payroll and related costs attributable to research and development personnel, prototyping expenses and other costs. Research and development expenses increased to $1,223,029 or 20.4% of revenues in the second quarter ended June 30, 1996 up from $523,091 or 9.4% of revenues in the same period a year ago, a 133% increase. Research and development expenses for the first six months of 1996 increased to $2,141,377 or 17.9% of revenues, up from $1,077,682, or 10.8%
of revenues for the same period in 1995. Research and development increases are related to the Company's strategy to increase development labor, prototype supplies and consulting fee expenditures significantly in 1996 to develop new products and features to further enhance its facility-wide networks.

General and Administrative Expenses. General and administrative expense includes accounting, finance, MIS, human resources, general administration, executive officers and professional fee expenses. General and administrative expenses for the second quarter were $606,284, or 10.1% of total revenues as compared to $317,409, or 5.7% of total revenues in the comparable period of 1995. General and administrative expenses for the first six months of 1996 were $1,124,047, or 9.4% of total revenues, as compared to $643,577, or 6.4% of revenues, for the same period in 1995. The increase is attributable to professional services and increased administrative headcount to accommodate the Company's growth and being a publicly traded company.

Other Income (Expense), net. Other income (expense), net, consists primarily of interest payments made in respect to outstanding indebtedness and interest income from short term investments. Other income (expense) increased from ($36,256) for the first quarter in 1995 to $302,959 for the first quarter in 1996. Other income (expense) improved from ($67,614) for the first six months of 1995 to $410,373 for the first six months of 1996 due to interest income attributable to the proceeds of the initial public offering and payoff of the five year term debt.

Provision (Benefit) for Income Taxes. The Company's effective tax rate was (43.5%) for the second quarter of 1996 as compared to 41% for the same quarter of 1995. The benefit for income taxes is primarily due to the Company's net loss.


LIQUIDITY AND CAPITAL RESOURCES

         In February 1996, the Company raised net proceeds of approximately $25.7 million through an initial public offering of 2,300,000 shares of Common Stock at $12.50 per share.

         At December 31, 1995 the Company had a five-year term loan of $1.5 million payable in monthly installments through December, 1998 with interest payable at the rate of prime plus 2.5% (through November 30, 1995) or prime plus 3% (after December 1, 1995). This loan was repaid with a portion of the proceeds of the initial public offering.

         During the six months ending June 30, 1996, the Company used $1,119,981 in operating activities compared to generating $982,334 in cash from operating activities in the same period of 1995. In the six months ended June 30, 1996, the Company generated cash through collections of accounts receivable which was used in targeted inventory procurement as well as reducing accounts payable, accrued liabilities and income taxes payable.

        The Company's principal commitments at June 30, 1996 consisted of a lease on its office and manufacturing facility, and a long-term lease on its telephone system. Both obligations combined represent a expenditure of approximately $31,500 per month.

        The Company believes that existing cash resources, including cash flows from operations, if any, will be sufficient to fund the Company's operations for at least the next twelve months.

SUBSEQUENT EVENTS

         On July 16, 1996, the Company entered into a letter of intent with Silicon Valley Bank for a $5 million unsecured line of credit. Silicon Valley Bank at its discretion could file a blanket lien on all assets in the event the Company fails to comply with financial covenants if there is debt outstanding against the line of credit.


PART II.   OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         The Company held an Annual Meeting of Stockholders on June 13, 1996. At the Annual Meeting, the following votes were cast for the proposals indicated:

Proposal One: Election of Directors of the Company


NAME OF NOMINEE                          VOTES FOR         VOTES AGAINST           ABSTAINING
- - ---------------                          ---------         -------------           -----------
Donald W. Judson                         7,261,717               0                      0
David L. Schlotterbeck                   7,261,717               0                      0
Jack W. Lasersohn                        7,261,717               0                      0
Elizabeth H. Weatherman                  7,261,717               0                      0
Timothy T. Weglicki                      7,261,717               0                      0

Proposal Two: Ratification of
Appointment of Deloitte & Touche
LLP as the Company's Independent
Public Accountants                       7,260,467               0                  1,250




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      27.1 -- Financial Data Schedule

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the reporting period.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 8, 1996.



                                         VITALCOM INC.



                                         /s/ DAVID L. SCHLOTTERBECK
                                         -------------------------------------
                                             David L. Schlotterbeck
                                             President and
                                             Chief Executive Officer



                                         /s/ SHELLEY B. THUNEN
                                         -------------------------------------
                                             Shelley B. Thunen
                                             Vice President Finance and
                                             Chief Financial Officer