Form 10-Q
period 1996-09-30
VITALCOM INC
filed 1996-11-12
CIK 1006026

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended    September 30, 1996
                                             ------------------------


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from             to
                                             ------------   --------------


                    Commission file number     0-27588
                                           ---------------


                                 VITALCOM INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                           3662                        33-0538926
-------------------------------   ---------------------------     ----------------------
(State or other jurisdiction of   (Primary Standard Industrial       (I.R.S. Employer
 incorporation or organization)    Classification Code Number)    Identification Number)


                              15222 DEL AMO AVENUE
                            TUSTIN, CALIFORNIA 92680
                                 (714) 546-0147
-------------------------------------------------------------------------------
         (Address and telephone number of principal executive offices)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                 Yes    X     No
                                      ------      ------


APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 30, 1996, there were 7,905,623 shares outstanding of the issuer's common stock.

I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                                 VITALCOM INC.

                                 BALANCE SHEETS


                                                                           -----------------------------------
                                                                           SEPTEMBER 30,          DECEMBER 31,
                                                                               1996                   1995
                                                                           -------------          ------------
                                                                            (UNAUDITED)
                             ASSETS
Current assets
    Cash and cash equivalents . . . . . . . . . . . . . . .                 $22,721,346            $ 2,163,645
    Accounts receivable, net. . . . . . . . . . . . . . . .                   3,033,290              6,399,221
    Inventories . . . . . . . . . . . . . . . . . . . . . .                   3,211,723              1,479,921
    Prepaid expenses  . . . . . . . . . . . . . . . . . . .                     258,615                173,097
    Income tax refund receivable  . . . . . . . . . . . . .                   2,067,529                      -
    Deferred tax assets . . . . . . . . . . . . . . . . . .                     800,600                800,600
                                                                            -----------            -----------
         Total current assets . . . . . . . . . . . . . . .                  32,093,103             11,016,484

Property
    Machinery and equipment . . . . . . . . . . . . . . . .                   1,227,270                864,127
    Office furniture and computer equipment . . . . . . . .                   1,503,603                961,138
    Leasehold improvements  . . . . . . . . . . . . . . . .                      67,919                 73,351
                                                                            -----------            -----------
                                                                              2,798,792              1,898,616
    Less accumulated amortization and depreciation  . . . .                    (837,842)              (541,922)
                                                                            -----------            -----------
         Property, net. . . . . . . . . . . . . . . . . . .                   1,960,950              1,356,694

Other assets. . . . . . . . . . . . . . . . . . . . . . . .                     100,355                268,701
Goodwill, net . . . . . . . . . . . . . . . . . . . . . . .                     680,019                711,501
                                                                            -----------            -----------
                                                                            $34,834,427            $13,353,380
                                                                            ===========            ===========

                                 VITALCOM INC.

                                                                           -------------            ------------
                                                                           SEPTEMBER 30,            DECEMBER 31,
                                                                               1996                     1995
                                                                           -------------            ------------
                                                                            (UNAUDITED)
            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Accounts payable . . . . . . . . . . . . . . . . . . . . . . .         $   766,664             $   969,350
     Current portion of long-term debt. . . . . . . . . . . . . . .                   -                 500,000
     Income taxes payable . . . . . . . . . . . . . . . . . . . . .                   -                 312,127
     Accrued payroll and related costs. . . . . . . . . . . . . . .           1,073,502               1,341,040
     Accrued warranty costs . . . . . . . . . . . . . . . . . . . .             723,993                 602,362
     Customer deposits  . . . . . . . . . . . . . . . . . . . . . .             460,051                 419,528
     Accrued liabilities. . . . . . . . . . . . . . . . . . . . . .             950,062                 615,000
     Current portion of capital lease obligations                                21,120                  21,120
                                                                            -----------             -----------
          Total current liabilities . . . . . . . . . . . . . . . .           3,995,392               4,780,527


Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . .                   -               1,041,667
Deferred tax liabilities  . . . . . . . . . . . . . . . . . . . . .              49,473                  49,473
Capital lease obligations, less current portion . . . . . . . . . .              87,113                 106,151
Redeemable preferred stock (5,783,930 shares authorized
     at December 31, 1995), $.001 par value:
     Series C convertible preferred stock . . . . . . . . . . . . .                   -               8,858,760
     Series D convertible preferred stock . . . . . . . . . . . . .                   -               1,489,726
Stockholders' equity (deficit):
     Common stock, including paid-in capital, $.0001 par value;
       8,700,000 shares authorized, 7,905,623 and 1,155,994 shares issued and outstanding at September 30, 1996
       and December 31, 1995, respectively  . . . . . . . . . . . .          36,628,053                 519,603


     Accumulated deficit. . . . . . . . . . . . . . . . . . . . . .          (5,925,604)             (3,492,527)
                                                                            -----------             -----------
          Net stockholders' equity (deficit)  . . . . . . . . . . .          30,702,449              (2,972,924)
                                                                            -----------             -----------
                                                                            $34,834,427             $13,353,380
                                                                            ===========             ===========

                                 VITALCOM INC.

                            STATEMENTS OF OPERATIONS


                                                    -----------------------------           ---------------------------
                                                         THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                            SEPTEMBER 30,                          SEPTEMBER 30,
                                                    -----------------------------           ---------------------------
                                                        1996              1995                 1996              1995
                                                    -----------        ----------           -----------      ----------
                                                             (UNAUDITED)                            (UNAUDITED)
Revenues:
  Facility-wide networks . . . . . . . . . . .     $    623,400        $3,060,969          $  6,826,380      $ 7,961,426
  Departmental products  . . . . . . . . . . .        2,278,854         2,735,910             8,049,884        7,855,651
                                                   ------------        ----------          ------------      -----------
     Total revenues  . . . . . . . . . . . . .        2,902,254         5,796,879            14,876,264       15,817,077


Cost of sales  . . . . . . . . . . . . . . . .        1,988,072         2,513,070             7,227,662        7,078,458
                                                   ------------        ----------          ------------      -----------

Gross profit . . . . . . . . . . . . . . . . .          914,182         3,283,809             7,648,602        8,738,619

Operating expenses
  Sales and marketing  . . . . . . . . . . . .        2,720,234         1,604,000             6,996,941        4,253,812
  Research and development   . . . . . . . . .        1,786,880           691,617             3,928,257        1,769,299
  General and administration   . . . . . . . .          596,214           441,657             1,720,260        1,085,234
                                                   ------------        ----------          ------------      -----------
      Total operating expenses . . . . . . . .        5,103,328         2,737,274            12,645,458        7,108,345

Operating income (loss)  . . . . . . . . . . .       (4,189,146)          546,535            (4,996,856)       1,630,274

Other income (expense), net  . . . . . . . . .          280,152            (9,105)              690,524          (76,719)
                                                   ------------        ----------          ------------      -----------
Income (loss) before provision for income taxes      (3,908,994)          537,430            (4,306,332)       1,553,555

Provision (benefit) for income taxes . . . . .       (1,700,773)          230,880            (1,873,254)         667,625
                                                   ------------        ----------          ------------      -----------

Net income (loss)  . . . . . . . . . . . . . .     $ (2,208,221)       $  306,550          $ (2,433,078)     $   885,930
                                                   ============        ==========          ============      ===========


Pro forma net income (loss) and
  net income (loss) per common share . . . . .     $      (0.27)       $     0.05          $      (0.32)     $      0.16

Weighted average common shares . . . . . . . .        8,090,211         5,743,409             7,681,189        5,433,794

                                 VITALCOM INC.

                            STATEMENTS OF CASH FLOWS


                                                             -------------------------------------
                                                                       NINE MONTHS ENDED
                                                             -------------------------------------
                                                             SEPTEMBER 30,           SEPTEMBER 30,
                                                                 1996                    1995
                                                             -------------           -------------
                                                              (UNAUDITED)             (UNAUDITED)
Cash flows from operating activities:
  Net income (loss) . . . . . . . . . . . . . . . . . . . .   $(2,433,078)              $   885,930
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
  Depreciation and amortization . . . . . . . . . . . . . .       366,630                   724,431
  Deferred income taxes . . . . . . . . . . . . . . . . . .             -                  (180,270)
  Loss (gain) on disposal of property . . . . . . . . . . .        12,248                      (338)
  Changes in operating assets and liabilities:
     Accounts receivable  . . . . . . . . . . . . . . . . .     3,365,933                (1,875,861)
     Inventories  . . . . . . . . . . . . . . . . . . . . .    (1,731,802)                 (408,614)
     Income tax receivable  . . . . . . . . . . . . . . . .    (2,379,656)                        -
     Prepaid expenses and other current assets  . . . . . .       (85,518)                  (63,126)
     Accounts payable . . . . . . . . . . . . . . . . . . .      (202,686)                   57,192
     Accrued payroll and related costs  . . . . . . . . . .      (267,538)                  503,188
     Accrued warranty costs . . . . . . . . . . . . . . . .       121,631                  (140,931)
     Customer deposits  . . . . . . . . . . . . . . . . . .        40,523                   (70,313)
     Income taxes payable . . . . . . . . . . . . . . . . .            -                     34,426
     Accrued liabilities  . . . . . . . . . . . . . . . . .       335,062                   331,800
                                                              -----------               -----------
        Net cash (used in) operating activities . . . . . .    (2,858,251)                 (202,486)

Cash flows from investing activities:
  Purchases of property . . . . . . . . . . . . . . . . . .      (951,653)                 (463,993)
  (Increase) decrease in other assets . . . . . . . . . . .       168,346                    82,511
                                                              -----------               -----------
       Net cash used in investing activities  . . . . . . .      (783,307)                 (381,482)

Cash flows from  financing activities:
  Preferred stock dividends . . . . . . . . . . . . . . . .             -                  (154,060)
  Repayment of long-term debt . . . . . . . . . . . . . . .    (1,560,705)                 (375,000)
  Proceeds from issuance of preferred and common stock. . .    25,759,964                 2,209,878
                                                              -----------               -----------
       Net cash provided by financing activities  . . . . .    24,199,259                 1,680,818

Net increase in cash and cash equivalents . . . . . . . . .    20,557,701                 1,096,850

Cash and cash equivalents, beginning of period  . . . . . .     2,163,645                 1,223,330

                                                              -----------               -----------
Cash and cash equivalents, end of period  . . . . . . . . .   $22,721,346               $ 2,320,180
                                                              ===========               ===========

Supplemental disclosures of cash flow information

  Interest paid . . . . . . . . . . . . . . . . . . . . . .   $     9,331               $   160,119
  Income taxes paid . . . . . . . . . . . . . . . . . . . .   $   229,665               $   982,479

                                 VITALCOM INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

The interim condensed financial statements included herein have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's prospectus dated February 14, 1996, for the year ended December 31, 1995 filed with the SEC in February 1996. In the opinion of management, the condensed financial statements included herein reflect all adjustments consisting of normal recurring accruals necessary to present fairly the financial position of the Company as of September 30, 1996, and the results of its operations and its cash flows for the nine-month periods ended September 30, 1995 and 1996. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

2. PROFORMA NET INCOME (LOSS) AND NET INCOME (LOSS) PER SHARE

For the three and nine month periods ended September 30, 1995 and 1996, pro forma and net income per share is based on the weighted average number of common and common equivalent shares outstanding. The weighted average common and common equivalent shares for pro forma net income per share include common shares and stock options using the treasury stock method and the assumed conversion of all outstanding shares of preferred stock into shares of common stock. For the three and nine month periods ended September 30, 1996, the weighted average common and common equivalent shares include common shares and stock options using the treasury stock method. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin Topic 4D, stock options granted during the twelve months prior to the date of the initial filing of the Company's Form S-1 Registration Statement have been included in the calculation of common equivalent shares using the treasury stock method as if they were outstanding as of the beginning of the period. Common equivalent shares are not included for the three and nine month periods ended September 30, 1996 as the effect would have been antidilutive.

3. STOCK PLANS

Stock Option Plans -   The following is a summary of stock option transactions
under the 1993 Stock Option Plan (the "1993 Plan") for the nine months ended September 30, 1996:

                                                                                          NUMBER OF
                                            NUMBER OF            PRICE PER                 OPTIONS
                                             OPTIONS               SHARE                 EXERCISABLE
                                            ---------          ---------------           -----------
Balance, December 31, 1995                   652,723           $0.60 to $5.72               98,750
  Exercised                                  (30,000)          $0.60 to $1.28
  Canceled                                   (40,148)          $0.60 to $5.72
  Granted                                     81,265          $13.50 to $15.75
                                             -------          ----------------
Balance, September 30, 1996                  663,840           $0.60 to $15.75             147,514
                                             =======          ================




During the nine months ended September 30, 1996, no options were granted, exercised, or canceled under the 1996 Director Option Plan (the "Directors' Plan"), and as of September 30, 1996 there were no options outstanding under the Directors' Plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information set forth in this Quarterly Report on Form 10-Q contains several forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements, including but not limited to those regarding expected revenues and operating results for the quarter ending December 31, 1996, longer sales cycles, changes in selling methods, potential improvements in long-term financial performance and customer cost savings achievable by using the Company's products and market opportunities, inherently involve risks and uncertainties. Actual results could vary materially from the description contained herein due to many factors, including the size and timing of pending and future customer orders, the effect of recent changes in the Company's sales and marketing efforts, market acceptance of OpenNet(TM) and other products, the impact of competitive products and pricing, changing market conditions and hospital operations. See the description of factors that could effect results included herein under "Management's Discussion and Analysis of Financial Condition and Results of Operations - General". Also see the "Risk Factors" section of the Company's Prospectus dated February 14, 1996 for a discussion of the factors that could result in actual results differing from results currently anticipated.

GENERAL

The Company provides communication networks that acquire, interpret and distribute real-time physiologic data generated by point-of-care patient monitors located throughout a healthcare facility. The Company sells facility-wide networks directly to acute care hospitals and integrated health delivery networks ("IHDN's"). In addition, the Company sells certain components, monitoring systems, clinical analysis and display software and wireless communications components to OEM customers for use in their departmental monitoring products.

         During the third quarter ended September 30, 1996 direct sales of the Company's facility-wide networks of $623,400 were substantially lower than the $3,060,969 achieved in the comparable period's results in 1995. The Company believes that the substantial reduction in sales is due primarily to a shift toward larger potential order sizes and more quantification of the financial benefits and re-engineering opportunities enabled by the Company's facility-wide network and OpenNet application. This shift has resulted in lengthened internal customer approval processes and a more financially oriented sales approach. The Company responded to these shifts by realigning and expanding the sales organization. Addressing the shifts in sales cycle and financial payback analysis resulted in disruption in the sales force which affected the Company's ability to close orders in the third quarter. The Company also expects revenues for the fourth quarter of 1996 to be less than the comparable period's results in 1995 because the sales force transition will continue to affect order closure in the fourth quarter. There can be no assurance that the realignment and expansion of the Company's sales force will result in increased sales in future periods or that such realignment will not continue to have a disruptive effect on the Company's operations and sales efforts.

        Through 1995, the Company's revenues had been increasingly derived from direct sales of its facility-wide networks. During 1995, the Company increased the size of its direct sales force from nine to 18 full-time sales persons. During the first nine months of 1996 the Company continued to increase the size of its direct sales force to a total of 32 at September 30, 1996.

         During 1995 the Company increased the size of its research and development staff from 26 to 34 persons and in the first nine months of 1996 continued to increase its research and development expenditures and headcount to 57 persons to develop new products and further enhancements to its facility-wide networks. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development and introduction of product enhancements or new products or that such enhancements or products will achieve market acceptance. Failure to do so could have a material adverse effect on the Company's business, operating results and financial condition.

         Although the Company believes that these investments in sales and marketing and research and development expenditures will improve long-term financial results, operating and net income as a percentage of revenues decreased substantially during the first nine months of 1996 as compared to the same period of 1995, and operating and net income for the fourth quarter of 1996 are expected to continue to be lower in absolute dollars and as a percentage of revenues than achieved in the same period of 1995. If increased direct sales efforts and research and development do not ultimately result in an increase in revenues, there will be a material adverse effect on the Company's business, operating results and financial condition.

        The Company's products are generally shipped as orders are received and, accordingly, the Company typically operates with limited backlog. As a result, sales in any quarter are dependent on orders booked and shipped in that quarter and are not predictable with any degree of certainty.

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

Total Revenues. Total revenues consist of revenue from sales of facility-wide networks and departmental products, together with fees for installation and servicing of products. Total revenues for the quarter ended September 30, 1996 were $2,902,254 compared to $5,796,879 for the same period in 1995. Revenues in the first nine months of 1996 were $14,876,264 compared to $15,817,077 for the same period in 1995. The Company believes the decrease in revenues is due primarily to lower sales of the Company's facility-wide networks due to disruption resulting from a realignment of the sales force to respond to a more complex sales cycle associated with larger order sizes and a more financially oriented sales approach. Facility-wide networks sales represented 45.9% of the revenues for the first nine months of 1996, compared to 50.3% for the same period a year ago.

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

Gross Margins. Cost of goods sold includes material, direct labor, overhead and, for facility-wide networks, installation expenses. Cost of goods sold in the quarter ended September 30, 1996 was 68.5% of revenues as compared to 43.4% in the comparable period a year ago. Gross margin in the quarter ended September 30, 1996 was $2,383,381 lower than in the quarter ended June 30, 1996 as a result of lower volume in facility-wide sales. Gross margin in the first nine months of 1996 decreased to 51.4% from 55.2% in the comparable period a year ago. The lower gross margin in 1996 is attributable to fixed manufacturing costs constituting a higher percentage of revenue dollars. In 1995, the cost of goods sold for the first nine months included approximately $460,000 in amortization of developed technology.

Sales and Marketing Expenses. Sales and marketing expenses include payroll, commissions and related costs attributable to facility-wide and departmental sales and marketing personnel, travel and entertainment expenses, and advertising and other promotional expenses. Sales and marketing expenses for the quarter ended September 30, 1996 increased to $2,720,234, or 93.7% of revenues, an increase of $1,116,234, or 69.6% from the same period in 1995. For the first nine months of 1996, sales and marketing expenses of $6,996,941 were 47.0% of revenues compared to $4,253,812 or 26.9% of revenues in the comparable period in 1995, an increase of 64.5%. Sales and marketing expense increases reflect the doubling of the size of the Company's direct sales force in 1995 to 18 and increasing the direct sales force to 32 at September 30, 1996, recruiting costs, and the Company's carrying out further planned increases in advertising and other marketing expenses during the first nine months of 1996 as part of its strategy to focus on sales of facility-wide networks.

Research and Development Expenses. Research and development expenses include payroll and related costs attributable to research and development personnel, prototyping expenses and other costs. Research and development expenses increased to $1,786,880 or 61.6% of revenues in the third quarter ended September 30, 1996, up from $691,617 or 11.9% of revenues in the same period a year ago, a 158% increase. Research and development expenses for the first nine months of 1996 increased to $3,928,257 or 26.4% of revenues, up from $1,769,299, or 11.2% of revenues for the same period in 1995, an increase of 122.0%. Research and development increases are related to the Company's strategy to increase development labor, prototype supplies and consulting fee expenditures significantly in 1996 to develop new products and features to further enhance its facility-wide networks and slightly higher costs for development of products required by the Company's OEM customers.

General and Administrative Expenses. General and administrative expense includes accounting, finance, MIS, human resources, general administration, executive officers and professional fee expenses. General and administrative expenses for the third quarter were $596,214, or 20.5% of total revenues as compared to $441,657, or 7.6% of total revenues in the comparable period of 1995. General and administrative expenses for the first nine months of 1996 were $1,720,260, or 11.6% of total revenues, as compared to $1,085,234, or 6.9% of revenues, for the same period in 1995. The increase is attributable to professional services and increased administrative headcount to accommodate the Company's planned growth and being a publicly traded company.

Other Income (Expense), net. Other income (expense), net, consists primarily of interest payments made in respect to outstanding indebtedness and interest income from short term investments. Other income (expense) increased from ($9,105) for the third quarter in 1995 to $280,152 for the third quarter in 1996. Other income (expense) improved from ($76,719) for the first nine months of 1995 to $690,524 for the first nine months of 1996 due to interest income attributable to the proceeds of the initial public offering and payoff of the Company's five-year term debt.

Provision (Benefit) for Income Taxes. The benefit for income taxes is due to the Company's net loss.

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

         During the nine months ending September 30, 1996, the Company used $2,858,251 for operating activities compared to using $202,486 from operating activities in the same period of 1995. In the nine months ended September 30, 1996, the Company generated cash through collections of accounts receivable which was used for inventories, reducing accounts payable, reducing accrued liabilities and increased income taxes receivable.

         The Company's principal commitments at September 30, 1996 consisted of a lease on its office and manufacturing facility and a long-term lease on its telephone system. Both obligations combined represent a expenditure of approximately $31,500 per month.

         The Company believes that existing cash resources, including cash flows from operations, if any, will be sufficient to fund the Company's operations for at least the next twelve months.

         The Company has a $5.0 million unsecured line of credit with a bank. In the event there is debt outstanding against the line of credit, the bank at its discretion could file a blanket lien on all the assets of the Company, in the event the Company fails to comply with certain financial covenants. At September 30, 1996 there was no outstanding indebtedness and the Company was in compliance with all financial covenants.


SUBSEQUENT EVENTS

        On October 14, 1996 the Board of Directors of the Company approved the adoption of the 1996 Stock Option Plan (the "1996 Plan") for the purpose of providing an incentive to key personnel and to attract personnel. A total of 100,000 shares of the Company's Common Stock have been reserved for issuance thereunder. Key employees, excluding officers, of the Company are eligible to receive nonqualified options under the 1996 Plan.

        On October 14, 1996 the Board of Directors of the Company approved a $100,000 promissory loan to David L. Schlotterbeck, President and CEO. The note was entered into on October 17, 1996, secured by his personal residence, bears interest at 5.94% per annum, payable quarterly, with the principal amount due on the sooner of (i) sale of the secured residence, (ii) thirty days after his voluntary termination of employment, or (iii) on the third anniversary date of the note.

II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

         27.1  Financial Data Schedule

         99.1  VitalCom Inc. 1996 Stock Option Plan

         99.2  Promissory Note for $100,000 Secured by Deed of Trust

         99.3  Loan Agreement with Silicon Valley Bank

         (b)   Reports on Form 8-K

         No reports on Form 8-K were filed during the reporting period.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 11, 1996.



                                          VITALCOM INC.



                                           /s/ DAVID L. SCHLOTTERBECK
                                           ---------------------------------
                                               David L. Schlotterbeck
                                               President and Chief
                                               Executive Officer



                                           /s/ SHELLEY B. THUNEN
                                           ---------------------------------
                                               Shelley B. Thunen
                                               Vice President Finance and
                                               Chief Financial Officer