Form 10-K405
period 1996-12-31
VITALCOM INC
filed 1997-03-28
CIK 1006026

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM             TO
                        COMMISSION FILE NUMBER 0-27588

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

                                Yes [X]  No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 19, 1997 as reported on the Nasdaq National Market, was approximately $12,598,685. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of December 31, 1996, there were 7,942,688 shares outstanding of the issuer's common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain information required by Part III of this Form 10-K is incorporated by reference to portions of the registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.
================================================================================

                                     PART I

ITEM 1.  BUSINESS

                                    BUSINESS

GENERAL

     VitalCom provides facility-wide computer networks that acquire, interpret and distribute real time patient monitoring information. The Company's networks acquire physiologic data generated by proprietary ambulatory ECG monitors and other manufacturers' bedside equipment located throughout a healthcare facility. The Company's products are sold directly to acute care hospitals and integrated healthcare delivery networks ("IHDNs") and on an OEM basis to patient monitoring equipment manufacturers.

     The Company's facility-wide networks utilize proprietary wireless technology and display and networking software to provide networked personal computer-based central station surveillance of physiologic data from patients located throughout a healthcare facility. Technicians at the central surveillance station evaluate information acquired from ambulatory and point-of-care monitors and, in the case of a patient emergency or other significant event, respond by initiating immediate contact with the appropriate caregiver through standard pager technology. Because the networks continuously distribute real-time patient information to remote displays located throughout the healthcare facility, the caregivers can gain immediate access to critical patient status information. The Company believes that its networks enable hospitals to shorten patient stays in costly intensive care units, increase medical staff productivity, reduce costly patient transfers and improve facility utilization.

     Since their introduction in 1991, the Company's facility-wide networks for ECG data have been installed in more than 90 acute care facilities, with the largest network providing central surveillance of up to 192 patients located in three adjacent buildings. During the first half of 1996, the Company introduced OpenNet, a technology designed to expand the Company's facility-wide networks by enabling the central surveillance of additional physiologic parameters, including blood/oxygen saturation and blood pressure, generated by third-party patient monitoring devices. In addition to its facility-wide networks, the Company sells central monitoring systems, clinical analysis and display software and wireless communication components to OEM customers for use in their departmental monitoring products.

INDUSTRY BACKGROUND

     Market-driven and governmental reform initiatives have produced significant pressures on healthcare providers to control costs, resulting in managed care and provider capitation arrangements that shift the economic risk of healthcare delivery from payors to providers. In order to manage this risk, healthcare providers are changing the way in which they operate and are increasingly focusing on controlling the cost of delivering care.

     These cost control pressures are forcing hospitals to find ways to deliver care with fewer resources and are encouraging provider consolidation and the emergence of IHDNs. Additionally, as an increasing number of patients receive care in lower-cost, outpatient settings, the overall acuity level of the remaining hospital patients increases. Consequently, acute care hospitals and IHDNs are faced with delivering quality care to more acutely ill patients using fewer resources. In response, hospitals have increasingly turned to technological innovation for assistance.

     Historically, specific technological solutions have included patient bedside monitors and life support equipment to assist in caring for acutely ill patients. In high-acuity departments such as intensive care units ("ICUs"), coronary care units ("CCUs") or "step-down" units, this equipment is typically hard-wired to a central monitoring station. This departmental approach can be very costly to establish and maintain, and dedicating equipment to individual departments necessitates that patients be transferred in and out of monitored beds, creating additional transfer costs and disrupting the continuity of patient care.

     Outside of these specialty departments, remote bedside equipment is used to monitor and support patients. In this setting, a patient's physiologic information is only available at the patient bedside, rather than where that information can be readily available to caregivers. Additionally, caregivers in these areas are subject to high patient/caregiver ratios, have limited time to observe patient monitors and are often required to respond to false alarms that result in the unproductive and costly use of the medical staff's time. The Company believes that these existing patient monitoring solutions do not sufficiently address the needs of hospitals to manage their increasing patient acuity in a cost-effective manner.

THE VITALCOM SOLUTION

     The Company's facility-wide communication networks enable acute care hospitals and IHDNs to respond to cost control pressures in the healthcare industry by reengineering labor-intensive care delivery processes to reduce costs. Principal benefits of the Company's solution include:

     - reducing patient stays in costly ICU and CCU departments through central surveillance of patients in less labor-intensive settings.

     - increasing productivity of medical staff through centralized surveillance of up to 48 patients by one technician, who can notify caregivers when patients experience a medically significant event, through standard paging technology.

     - distributing patient physiologic information to remote displays throughout the facility for convenient and immediate access by caregivers.

     - reducing costly patient transfers and improving overall facility utilization by allowing flexible bed configurations using wireless technology.

     - improving asset utilization with the Company's OpenNet application interfacing to third-party products through programmable interfaces. The Company's OpenNet application includes interfaces with monitoring devices from Protocol Systems, Inc., Datascope Corporation ("Datascope") and Johnson & Johnson Medical, Inc.

PRODUCTS

  Facility-Wide Computer Networks

     The Company's facility-wide computer network provides the basic architecture for current and future product offerings. In 1991, the Company introduced its initial facility-wide computer network for ECG data providing acquisition, interpretation and distribution of patient ECG information. The OpenNet application introduced in the first half of 1996 expands the Company's network capability to multi-parameter applications by using other manufacturer's patient monitoring and life support equipment.

     The Company's facility-wide computer network utilizes the following key components: wireless communications technology; personal computer-based central station and proprietary display software; proprietary clinical analysis software; and a proprietary network including real-time remote display and paging. The Company's wireless communications technology collects patient physiologic data from the Company's proprietary ECG ambulatory transmitters and other manufacturer's multi-parameter bedside monitoring equipment and transmits that data in real-time to the central surveillance station for interpretation and distribution. A central surveillance station consists of multiple, networked personal computers and color touch-screens. The central surveillance station is capable of simultaneously displaying up to 200 patients' physiologic data. One trained technician is capable of monitoring up to six personal computers, each of which receives, interprets and displays real-time physiologic patient data, alarm settings and equipment status for up to eight patients using the Company's proprietary software. In the event that the Company's proprietary software detects a medically significant event, it responds with an audio or visual alarm and prompts the technician to issue a pager call to the responsible caregiver. The Company's proprietary software also stores up to 24 hours of real-time physiologic patient information for subsequent review.

     The Company's facility-wide computer network provides for the simultaneous distribution of real-time physiologic patient information to multiple remote color touch-screen displays located throughout the facility by employing proprietary real-time distribution software and industry-standard Ethernet protocols. Remote viewing stations are located throughout the hospital, allowing caregivers to view patient physiologic data, alarm settings and equipment status for any patient connected to the network.

     ECG Applications. The Company's facility-wide networks for ECG data interpret and distribute patient information acquired from an ambulatory digital telemetry transmitter, approximately the size of a television remote control, that collects the information through sensors attached to the patient's chest. The Company's proprietary analysis software displays patient ECG information, including heartrate and waveform, alarm settings and equipment status for interpretation by a trained technician. In addition, the Company's proprietary clinical analysis software includes algorithms to analyze patient cardiac arrhythmias, such as asystole and ventricular fibrillation. The most recent version of the Company's analysis software received FDA approval in January 1995.

     Multi-Parameter OpenNet Applications. The Company's OpenNet application uses programmable interfaces and wireless technology to acquire, interpret and distribute multi-parameter physiologic patient information, such as blood/oxygen saturation, respiration, temperature, end-tidal CO2 and blood pressure from patient monitoring and life support equipment of other vendors. The software and wireless component of the OpenNet technology have been available since March 1996. The Company's OpenNet application includes interfaces with bedside monitoring devices from Protocol Systems, Inc., Datascope Corporation and Johnson & Johnson Medical, Inc. The Company intends to expand its OpenNet technology to interface with additional patient monitoring devices in the future, most of which will not require further FDA clearance. In addition, the Company applied for FDA clearance in June 1996 of technology which, upon approval, will enable the OpenNet network to connect with life support equipment. The Company anticipates receiving FDA approval in the first half of 1997.

  Departmental Products

     The Company's departmental products are sold on a private-label basis to equipment manufacturers and integrators, all of which manufacture patient monitoring or medical devices and have multi-year working relationships with the Company. Departmental products are typically used in emergency room, post-surgical, cardiac rehabilitation and other discrete care units within a hospital. These departmental products are custom programmed to provide specialized analysis or display formats required by a particular patient profile or hospital and allow equipment manufacturers and integrators to deliver a product that satisfies the patient monitoring and reporting requirements of their customers. The departmental product line uses many of the same components that are used in its facility-wide networks, allowing for economies of scale in development, manufacturing and inventory management.

     The departmental product line includes central workstations, proprietary analysis software and wireless communications products, but does not include hardware or software for real-time distribution on a facility-wide basis, nor can it accept multiparameter information from other vendors' systems. The Company believes that its work with departmental product resellers helps it better understand the clinical procedures and technical protocols used to create the OpenNet connections with its OEM customers and other vendors.

CUSTOMERS

     The Company sells its facility-wide networks to acute care hospitals and IHDNs throughout the United States. The Company estimates that its potential customer base includes more than 5,200 acute care hospitals in the United States. As of December 31, 1996, the Company had direct sale installations of its facility-wide ECG networks in more than 90 such hospitals and IHDNs, representing more than 3,500 patient connections. In addition, the Company sells its departmental products to leading patient monitoring device companies. In 1995, Quinton Instrument Company and Datascope accounted for approximately 14.3% and 9.7%, respectively, of the Company's total revenues and in 1996 Quinton and Datascope accounted for approximately 18.4% and 17.7%, respectively, of the Company's total revenues. The loss of, or a significant reduction in sales to, any such customer would have a material adverse effect on the Company's business, operating results and financial condition.

SALES AND MARKETING

     The Company sells its facility-wide networks to acute care hospitals and IHDNs through its direct sales force. The Company's sales force is organized by region and targets key hospitals and IHDNs within each region. The sales cycle for facility-wide networks has typically been nine to 18 months from initial contact to receipt of a purchase order and generally involves multiple sales calls on hospital purchasing, administrative and clinical personnel, product demonstrations at select reference sites and on-site evaluations for the design of the prospective customer's facility-wide networks. The Company markets its facility-wide networks through direct sales calls, product demonstrations at select reference sites, multi-day, on-site product evaluations, participation in trade shows and advertising in trade publications.

     The Company sells its departmental products to leading patient monitoring device companies, many of whom have had long-term working relationships with the Company. The Company's departmental sales team consists of three individuals, each of whom has significant experience in the healthcare industry. The Company markets its departmental products to OEM customers through expansion of existing product offerings, sales calls and participation in trade shows.

     The Company's focus on direct sales of facility-wide networks represents a shift from the Company's historic dependence on indirect sales of departmental products that were resold by OEM customers to end-user hospitals on a private label basis. Due to fixed costs related to increased direct sales expenses, a failure of such direct sales efforts to create an offsetting increase in revenues and earnings would have a material adverse effect on the Company's business, operating results and financial condition. In addition, during the Company's long sales cycle for facility-wide networks, it may expend substantial time, effort and funds preparing a contract proposal or negotiating a purchase order without any guarantee that it will complete the transaction. Any significant or ongoing failure to reach definitive agreements with direct sales customers could have a material adverse effect on the Company's business, operating results and financial condition. See Management's Discussion and Analysis of Financial Condition and Results of Operations -- General.

CUSTOMER SUPPORT

     The Company provides a wide range of support services to purchasers of its facility-wide networks. The Company's support program includes pre-installation assistance in network design and planning; a training and maintenance program for clinical and other hospital staff prior to installation and follow-up on-site training after installation; 24-hour telephone technical support; and a consignment program during the product warranty period for systems of 24 channels or more providing for the consignment of one central station, including one spare transmitter per eight beds, at no charge. The Company provides a one-year warranty on the equipment and software components of its facility-wide networks. The Company will repair or replace at no charge any device or software which it finds to be defective during the warranty period. The Company offers an extended warranty program to its customers for an annual fee. The Company also offers a software upgrade program with hardware upgrades, if required by the software upgrade, for an annual fee with a four year minimum commitment.

TECHNOLOGY

     The Company believes that it has developed significant expertise in the following core technologies: wireless communication products, real-time application software, clinical software algorithms and networking software. The Company benefits from the expertise of its research and development staff and its investment in these core technologies. These core technologies allow the Company's facility-wide networks to acquire, interpret and distribute physiologic patient information throughout the facility in real-time. The term "real-time" refers to the ability to deliver data with minimal latency on a deterministic basis. "Latency" refers to the interval of time between the actual event and the arrival of the data. "Deterministic" refers to the ability to accurately predict the period of latency. Patient physiologic information is typically shown on remote displays less than one-half second after the actual event.

     Wireless Communication Products. The Company's proprietary wireless communication products transmit real-time physiologic information from the patient to the central surveillance station. These communication products operate in both VHF and UHF frequencies reserved for biomedical applications and the 900 MHz radio band. The Company has developed over-sampling, interleaving and digital packet algorithms providing a deterministic method for reliable radio frequency transmissions.

     Real-time Application Software. The Company has a substantial investment in real-time application software. This includes modules for displaying physiologic patient information such as real-time patient wave forms, the continuous storage of patient information, trending of physiologic parameters, event storage and reporting, a pager interface and alarm handling.

     Clinical Software Algorithms. The Company has invested substantial efforts in developing clinical analysis software to evaluate ECG information received from the Company's transmitter and other patient monitors and report clinically significant events. The heart beat detector uses three types of sophisticated analysis techniques to differentiate the patient's heart beat from various sources of noise. These include linear digital filtering, nonlinear transforms and decision rule algorithms. These algorithms detect and classify each heart beat for every patient on the system and detect cardiac arrhythmia events such as asystole or ventricular fibrillation. The Company's clinical software has received all required FDA approvals.

     Real-time Networking Software. The Company has invested in developing proprietary network algorithms that enable simultaneous viewing of real-time physiologic patient information on multiple remote viewing stations. These algorithms provide a deterministic method of handling network data collisions as well as providing the minimal latency required for real-time physiologic patient information. The Company's implementation allows for the use of industry standard network interface controllers, hubs and routers.

PRODUCT DEVELOPMENT

     The Company's research and development strategy is to focus on expanding the capabilities of existing products and developing new products.

     The Company introduced its first OpenNet applications in 1996, permitting information from other manufacturers' multi-parameter patient monitoring to be displayed and distributed on the Company's facility-wide computer network. Interfaces with bedside monitoring devices from Protocol Systems, Inc., Datascope Corporation and Johnson & Johnson Medical, Inc. were introduced in 1996. The Company continues to expand its OpenNet applications with interfaces to additional patient monitoring devices, many of which require no additional FDA clearance. In addition, the Company applied for FDA clearance in June 1996 of technology which will enable the OpenNet network to connect with life support equipment.

     The Company has applied for FDA clearance for a product application, SiteLink(TM), which would enable the Company's facility-wide computer networks to distribute real-time physiologic patient information on an interfacility basis. The Company has under development another application that permits caregivers access to static patient monitoring information on the Company's facility-wide network from any remote Windows 95(TM) or NT workstation. The Company also has under development technology that would enable the Company's facility-wide networks to connect with HCIS products and computerized patient records.

     The Company continues to evaluate emerging technologies in the communications industry for possible use in its future facility-wide networks. In addition, the Company continually evaluates trends in the healthcare industry and, based on its perceptions of market requirements, may accelerate development of certain products while deferring or canceling development of others. The completion of the development of new or enhanced products will involve significant expenditures without knowing whether such products will achieve the intended benefits of cost reductions and productivity gains or whether such products will receive market acceptance.

     For the years ended December 31, 1996, 1995 and 1994, total research and development expenditures were approximately $5.4 million , $2.7 million and $1.9 million, respectively, and represented 29.6%, 11.2% and 10.8% of revenues, respectively. The Company expects to continue to allocate significant resources to these efforts. There can be no assurance, however, that such research and development efforts will be successful. Any failure of the Company's OpenNet technology or other products under development, including HCIS connectivity products, SiteLink and the remote access monitoring information application to achieve their intended benefits or market acceptance would have a material adverse effect on the Company's business, operating results and financial condition.

BACKLOG

     The Company's backlog as of December 31, 1996, 1995 and 1994 was $2.0 million, $4.1 million and $3.2 million, respectively. Backlog consists of purchase orders for products deliverable within twelve months and primarily represents orders for departmental products from continuing OEM customers. Purchase orders from the Company's OEM customers are generally cancelable at any time without penalty. The Company's backlog is not large enough to assure that its revenue targets for a particular quarter will be met. Therefore, the Company does not consider backlog to be a significant indication of future performance, and sales in any quarter are dependent on orders booked and shipped during that quarter and are not predictable with any degree of certainty.

MANUFACTURING

     The Company's manufacturing operations consist primarily of final assembly and test and quality control of materials, components, subassemblies and systems. The Company relies on subcontractors for printed circuit board and component assembly. The Company obtained and maintains ISO 9001/EN 29001 certification and operates under the Good Manufacturing Practices and Medical Device Reporting regulations of the Food and Drug Administration. Some of the Company's products utilize components available in the short term from only a single or limited number of sources. Certain of these components, such as some semiconductor devices manufactured by Motorola Semiconductor Products, Inc. and Maxim Integrated Products, Inc., have been available only on an allocation basis in the past and could be in scarce supply again in the future. While such allocation restrictions have not had a significant adverse effect on the Company to date, any inability to obtain such components on a timely basis or at commercially reasonable prices in the future could have a material adverse effect on the Company's business, operating results and financial condition until alternative sources could be developed or design and manufacturing changes could be completed. The Company does not have long-term supply agreements with its component suppliers or subcontractors. The Company's manufacturing facility is located at its headquarters in Tustin, California.

INTELLECTUAL PROPERTY

     The Company relies on a combination of copyright, trade secret and trademark laws, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company seeks to protect its software, circuitry documentation and other written materials under trade secret and copyright laws, which afford only limited protection. The Company has one patent on certain aspects of the transmitter technology used in its products. Accucore, AccuLink, AccuNet, OpenNet, SiteLink, Networked Monitoring and VitalCom are trademarks of the Company. The Company cannot assure that any of its proprietary products or technologies can be patented, that any issued patent will provide the Company with any competitive advantages or will not be challenged by third parties, or that the patents of others will not have an adverse effect on the Company's ability to do business. Certain of the Company's departmental products include 900 MHz transmission technology licensed pursuant to a fully paid, five-year agreement with a third-party. Despite the Company's efforts to protect its proprietary rights, unauthorized parties might attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Restricting unauthorized use of the Company's products is difficult, and although the Company is unable to determine the extent to which unauthorized copying of its software products exists, such copying could be a potential problem. The Company believes, however, that it leads its competitors in certain technological developments, and that this lead affords it protection due in part to regulatory requirements related to technological advances. Nevertheless, the Company cannot assure that its protective measures for proprietary rights will be adequate or that the Company's competitors will not independently develop similar or superior technology, duplicate the Company's products or otherwise circumvent its intellectual property rights.

COMPETITION

     The Company's facility-wide ECG networks compete with the departmental systems offered by a number of competitors, including Hewlett-Packard Company, SpaceLabs, Inc. and Marquette Medical Systems, most of which have significantly greater financial, technical, research and development and marketing resources than the Company. In addition, many of these competitors have long-standing relationships with acute care hospitals and IHDNs. Furthermore, consolidation in the healthcare industry and the emergence of IHDNs has resulted in larger healthcare providers that consolidate their purchasing with a small number of preferred vendors with whom they have had long-standing relationships. There can be no assurance that the Company will be able to sell to such hospitals or IHDNs or that the Company will be able to compete successfully with such vendors, and any inability to do so could have a material adverse effect on the Company's business, operating results and financial condition.

     The Company's OpenNet networks may face significant competition in the future from HCIS providers, patient monitoring companies, life support device companies and general purpose data network providers. Such potential competitors may elect to enter this market and compete with the Company using significantly greater financial, technical, research and development and marketing resources than are available to the Company. In addition, the Company's success in selling its multi-parameter OpenNet networks to hospitals and IHDNs will depend to a large extent on its ability to interface with patient monitoring and life support devices of other vendors. Any action on the part of such other vendors to make such interfacing more difficult or impossible could have a material adverse effect on the Company's business, operating results and financial condition.

     The market for the Company's departmental products is also intensely competitive. The Company competes in this market principally as an OEM supplier to a range of patient monitoring and life support device companies, many of which have significantly greater financial, technical, research and development and marketing resources than the Company. There can be no assurance that current OEM customers will not elect to design and manufacture patient monitoring and system components currently supplied by the Company or elect to contract with other OEM suppliers. Any such election by one or more of such companies could have a material adverse effect on the Company's business, operating results and financial condition.

     The Company believes that the principal competitive factors in its markets are system features, product reliability, customer service and support, FDA regulatory compliance expertise, existing relationships with hospitals and IHDNs, company reputation, price and effectiveness of sales and marketing efforts. In addition, the Company believes that the ability to identify the evolving needs of the healthcare industry, and the ability to develop innovative products to meet such needs, are important competitive factors. The Company believes that it competes favorably with respect to these factors but there can be no assurance that the Company will continue to compete favorably.

GOVERNMENT REGULATION

     Certain of the Company's products are regulated in the United States as medical devices by the Food and Drug Administration under the Federal Food, Drug, and Cosmetic Act ("FDC Act") and require pre-market clearance or approval by the FDA prior to commercialization. In addition, certain material changes or modifications to cleared or approved medical devices are also subject to FDA review and clearance or approval. Pursuant to the FDC Act, the FDA regulates the research, testing, manufacture, safety, labeling, storage, record keeping, advertising, distribution and production of medical devices in the United States. Non-compliance with applicable requirements can result in civil or criminal penalties, recall or seizure of products, or total or partial suspension of production.

     Generally, before a new device can be introduced into the market in the United States, the manufacturer or distributor must obtain FDA clearance by filing a 510(k) notification or obtaining approval of a premarket approval ("PMA") application. If a medical device manufacturer or distributor can establish that a device is "substantially equivalent" to a legally marketed device for which the FDA has not called for PMAs, the manufacturer or distributor may seek clearance from the FDA to market the device by filing a 510(k) notification. The 510(k) notification may need to be supported by appropriate data establishing the claim of substantial equivalence to the satisfaction of the FDA. The FDA recently has been requiring a more rigorous demonstration of substantial equivalence.

     If a manufacturer or distributor of a medical device cannot establish substantial equivalence, the proposed device must be approved through a PMA application supported by extensive data. The PMA application approval process can be expensive, uncertain and lengthy. To date the Company has received clearance on all of its products under a 510(k) process and has not been required to file a PMA application. The FDA has published a proposed rule that would require over forty devices, including those using arrhythmia software produced by the Company and its competitors, following a notice period, to receive PMA approvals or be discontinued for sale. A petition has been filed by some industry participants, including the Company, in response to the notice, to formally request that the FDA reclassify arrhythmia software devices from Class III devices to Class II devices with Special Controls required. This petition is currently under FDA review. If the FDA reclassifies arrhythmia software devices to Class II with Special Controls, the Company's products will not require any additional approvals. However, if the FDA does not reclassify the arrhythmia software devices and publishes its final rule, such software devices would be subject to the lengthy and expensive PMA process, which could interrupt or terminate the sales of the Company's or its competitors' arrhythmia software devices. Any such interruption or termination could have a material adverse effect on the Company's business, financial condition and results of operations. The Company will be required to adhere to applicable FDA regulations regarding Good Manufacturing Practices, which include testing, control, and documentation requirements. Failure to receive or delays in receipt of FDA clearance or approvals, including the need for extensive clinical trials or additional data as a prerequisite to clearance or approval, would have a material adverse effect on the Company's business, operating results and financial condition. Changes in existing regulations or adoption of new governmental regulations or policies could prevent or delay required regulatory approvals of the Company's products.

     The Company's radio frequency transmitter devices are subject to regulation by the FCC, and applicable approvals must be obtained before shipment of such products. Any delay or failure to obtain required FCC approvals in the future, if any, could cause the delay or loss of sales of the Company's products and therefor have a material adverse effect on the Company's business, financial condition and result of operations.

     The Company believes that all of its products designated for sale in the United States meet applicable Federal Communications Commission regulations, including US FCC Part 15 for electromagnetic emissions. The FCC approval process starts with the collection of test data that demonstrates that a product meets the requirements stated in Part 15 of the FCC regulations. This data is then included as part of a report and application that is submitted to the FCC requesting approval. The FCC may grant or withhold approval or request additional information. Any failure of the Company's products to conform to governmental regulations could delay the introduction of new products and otherwise adversely affect the Company.

     If the Company were to attempt to market its products and components in Europe and certain other foreign jurisdictions, the Company and its distributors and agents would have to obtain required regulatory approvals and clearances and otherwise comply with extensive regulations regarding safety and manufacturing processes and quality. These regulations, including the requirements for approvals or clearance to market, and the time required for regulatory review vary from country to country.

EMPLOYEES

     As of December 31, 1996, the Company had approximately 149 full-time employees, of which 43 were in customer service, marketing and sales, 41 were in research and development, 50 were in manufacturing, quality assurance and regulatory affairs and 15 were in administration. None of the Company's employees is covered by a collective bargaining agreement, the Company has experienced no work stoppages and VitalCom believes that its relationship with its employees is good.

ITEM 2.  PROPERTIES

PROPERTIES

     The Company occupies approximately 37,000 square feet of space at is headquarters in Tustin, California under a lease expiring in October 2001, with an option to extend through October 2006. The Company believes that this facility will be adequate to satisfy its currently anticipated business requirements.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Market and Market Price for Common Stock. VitalCom Inc. common stock, $0.001 par value per share, is traded over the counter under the symbol VCOM and is an authorized security for quotation on the Nasdaq National Market ("Nasdaq").

     The market prices of a share of VitalCom Inc. common stock are set forth below. The prices reflect the high and low trading prices for each quarter and the year ended December 31, 1996, since the Company's initial public offering in February 1996, as reported by Nasdaq.

                                                    THREE MONTHS ENDED                        YEAR ENDED
                                   -----------------------------------------------------     DECEMBER 31,
                                   MARCH 31     JUNE 30     SEPTEMBER 30     DECEMBER 31         1996
                                   --------     -------     ------------     -----------     ------------
1996
  High.........................    $20.000      $23.250       $ 16.813         $ 6.000         $ 23.250
  Low..........................     12.625       12.875          4.375           5.125            4.375
1997
  High (through 3/19/97).......      5.625
  Low (through 3/19/97)........      4.375

     Holders. The approximate number of holders of record of VitalCom Inc. common stock, as recorded on the books of VitalCom's Registrar and Transfer Agent, as of March 19, 1997 was 40.

     Dividends. VitalCom has not paid cash dividends on its common stock and does not currently have any plans to pay such dividends in the foreseeable future. The dividend policy of VitalCom is reviewed from time to time by the Company's Board of Directors in light of its earnings and financial condition and such other business considerations as the Board of Directors considers relevant.

ITEM 6.  SELECTED FINANCIAL DATA

                            SELECTED FINANCIAL DATA

     The following information should be read in conjunction with the consolidated financial statements and related notes.

                                                           YEAR ENDED DECEMBER 31,
                                           -------------------------------------------------------
                                            1992        1993        1994        1995        1996
                                           -------     -------     -------     -------     -------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Facility-wide networks.................  $ 3,864     $ 5,179     $ 8,469     $13,140     $ 8,163
  Departmental products..................    8,837       9,012       8,623      10,824      10,209
                                           -------     -------     -------     -------     -------
          Total revenues.................   12,701      14,191      17,092      23,964      18,372
                                           -------     -------     -------     -------     -------
Cost of sales............................    5,799       6,754       7,956      10,299       9,680
                                           -------     -------     -------     -------     -------
Gross profit.............................    6,902       7,437       9,136      13,665       8,692
                                           -------     -------     -------     -------     -------
Operating expenses:
  Sales and marketing....................    2,275       3,211       3,643       6,442       9,515
  Research and development...............    6,528(2)    1,609       1,852       2,673       5,434
  General and administrative.............      863         978       1,072       1,644       2,507
  Restructuring charges..................       --          --          --          --         481
                                           -------     -------     -------     -------     -------
          Total operating expenses.......    9,666       5,798       6,567      10,759      17,937
                                           -------     -------     -------     -------     -------
Operating income (loss)..................   (2,764)      1,639       2,569       2,906      (9,245)
                                           -------     -------     -------     -------     -------
Other income (expense), net..............       42        (546)       (174)       (130)        975
                                           -------     -------     -------     -------     -------
Income before provision (benefit) for
  income taxes...........................   (2,722)      1,093       2,395       2,776      (8,270)
Provision (benefit) for income taxes.....       18         484         971       1,193      (1,902)
                                           -------     -------     -------     -------     -------
Net income (loss)........................  $(2,704)    $   609     $ 1,424     $ 1,583     $(6,368)
                                           =======     =======     =======     =======     =======
Pro forma net income and net income
  (loss) per share(3)....................                                      $  0.28     $ (0.90)
                                                                               =======     =======
Pro forma and weighted average common
  shares(3)..............................                                        5,671       7,084
                                                                               =======     =======

                                                                DECEMBER 31,
                                           -------------------------------------------------------
                                            1992        1993        1994        1995        1996
                                           -------     -------     -------     -------     -------
                                                               (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents................  $   795     $   634     $ 1,223     $ 2,164     $20,120
Working capital..........................    1,747       2,341       3,009       6,236      23,980
Total assets.............................    7,138       6,670       7,998      13,353      31,921
Long-term debt, excluding current
  portion................................    2,068       2,042       1,542       1,042          --
Total stockholders' equity (deficit).....   (4,476)     (4,482)     (3,606)     (2,973)     26,973

---------------
(1) Includes amounts related to the Company's predecessor in 1991 and combined results of operations for the Company and its predecessor in 1992.

(2) The Company had an operating profit in 1992 before giving effect to the write-off of in process research and development in connection with the acquisition by an investor group of a controlling interest in the Company accounted for as a purchase.

(3) See Note 1 to Financial Statements for a description of shares used in calculating net income (loss) per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     CERTAIN STATEMENTS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K, INCLUDING THE INFORMATION SET FORTH IN PART I, ITEM 1 -- BUSINESS, THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND ELSEWHERE IN THIS REPORT, MAY CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH FORWARD-LOOKING STATEMENTS INCLUDE THOSE REGARDING THE COMPANY'S WORKING CAPITAL POSITION, IMPROVING SALES FORCE PRODUCTIVITY, HOSPITAL STANDARDIZATION ON VITALCOM PRODUCTS, HEALTHCARE FACILITY IMPROVEMENTS IN EFFICIENCY AND COST-EFFECTIVENESS, THE POSSIBILITY OF VITALCOM'S NETWORK BECOMING A STANDARD FOR PATIENT DATA EXCHANGE AND EXPORT, SAVINGS ACHIEVABLE BY CUSTOMERS THROUGH USE OF THE COMPANY PRODUCTS, POTENTIAL NEW PRODUCTS, THE EXPANSION OF OPENNET TO INTERFACE WITH ADDITIONAL DEVICES, FDA APPROVALS OF TECHNOLOGY TO ENABLE OPENNET TO CONNECT WITH LIFE SUPPORT DEVICES AND THE STATUS OF CERTAIN PRODUCTS UNDER DEVELOPMENT. ACTUAL RESULTS MAY VARY SUBSTANTIALLY FROM THESE FORWARD-LOOKING STATEMENTS FOR MANY REASONS, INCLUDING BUT NOT LIMITED TO THOSE SET FORTH IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF
OPERATIONS -- FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS. ADDITIONAL INFORMATION IS AVAILABLE IN THE COMPANY'S REPORTS AND OTHER DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

GENERAL

     The Company provides facility-wide computer networks that acquire, interpret and distribute real time patient monitoring information. The Company's networks acquire physiologic data generated by proprietary ambulatory ECG monitors and other manufacturers' bedside equipment located throughout a healthcare facility. The Company's products are sold directly to acute care hospitals and integrated healthcare delivery networks ("IHDNs") and on an OEM basis to patient monitoring equipment manufacturers.

     During the year ended December 31, 1996 direct sales of the Company's facility-wide computer networks of $8,163,959 were 37.9% lower than the $13,139,844 achieved in the year ending December 31, 1995. The Company believes that the reduction in sales resulted from a mid-1996 restructuring of the sales force and implementation of a new selling method focused on quantifying the financial benefits and re-engineering opportunities enabled by its facility-wide network. These changes shifted the Company's sales strategy from a clinical to a financial and information systems focus. This new strategy lengthened the sales cycle and disrupted focus on the Company's selling its core competency in clinical applications. Although the Company believes that sales force productivity will increase in 1997, there can be no assurance that the Company's sales efforts will result in increased sales levels in future periods.

     In November 1996 the Company restructured operations, which included both expense and employee reductions, to bring expenses more closely in line with revenues. As a result, the Company incurred a restructuring charge of $480,996 and a $415,000 charge to operating expenses for employee severance, termination costs, and other restructuring accruals.

     Revenues from sales of facility-wide networks are recognized upon shipment. The sales cycle for facility-wide networks has typically been from nine to 18 months. The Company has experienced seasonal variations in sales of its facility-wide networks, with sales in the first quarter typically lower than the preceding fourth quarter's sales due to customer budget cycles and sales remaining relatively flat during the third quarter. Furthermore, a large percentage of a particular quarter's shipments of facility-wide networks has historically been booked in the last weeks of the quarter.

     Revenues from sales of departmental products are recognized upon shipment. The selling cycle for departmental products varies depending upon product mix and the extent to which the Company develops customized operating software for a particular OEM customer. In addition, the Company has experienced seasonal variations in sales of its departmental products, with third quarter sales of departmental products generally being lower than other quarters.

     The Company's products are generally shipped as orders are received and, accordingly, the Company typically operates with limited backlog. As a result, sales in any quarter are dependent on orders booked and shipped in that quarter.

     To date the Company has not capitalized software development expenses. However, the development of new products or the enhancement of existing products may require capitalization of such expenses in the future. See Note 1 to the Financial Statements.

ANNUAL RESULTS OF OPERATIONS

     The following table sets forth the percentage of total revenues represented by certain statements of operations data for the periods indicated:

                                                                   YEAR ENDED DECEMBER 31,
                                                                  -------------------------
                                                                  1994      1995      1996
                                                                  -----     -----     -----
    Revenues:
      Facility-wide networks....................................   49.5%     54.8%     44.4%
      Departmental products.....................................   50.5      45.2      55.6
                                                                  -----     -----     -----
              Total revenues....................................  100.0%    100.0%    100.0%
                                                                  -----     -----     -----
    Cost of sales...............................................   46.5      43.0      52.7
                                                                  -----     -----     -----
    Gross profit................................................   53.5      57.0      47.3
                                                                  -----     -----     -----
    Operating expenses:
      Sales and marketing.......................................   21.3      26.9      51.8
      Research and development..................................   10.8      11.1      29.6
      General and administrative................................    6.3       6.9      13.6
      Restructuring charges.....................................     --        --       2.6
                                                                  -----     -----     -----
              Total operating expenses..........................   38.4      44.9      97.6
                                                                  -----     -----     -----
    Operating income (loss).....................................   15.1      12.1     (50.3)
    Other income (expense), net.................................   (1.0)    (0.5)       5.3
                                                                  -----     -----     -----
    Income before provision (benefit) for income taxes..........   14.1      11.6     (45.0)
    Provision (benefit) for income taxes........................    5.7       5.0     (10.4)
                                                                  -----     -----     -----
    Net income (loss)...........................................    8.4%      6.6%    (34.6)%
                                                                  =====     =====     =====

COMPARISON OF THE YEARS ENDED 1996, 1995 AND 1994

     Total Revenues. Total revenues consist of revenue from sales of facility-wide networks and departmental products, together with fees for installation and servicing of products. Total revenues decreased 23.3% to $18.4 million in 1996 from $24.0 million in 1995. Total revenues increased 40.2% to $23.9 million in 1995 from $17.1 million in 1994. Revenues from facility-wide computer network sales decreased 37.9% to $8.2 million from $13.1 million in 1995. Revenues from facility-wide network sales increased 55.2%, or $4.7 million, to $13.1 million in 1995 from $8.5 million in 1994. Revenues from departmental product sales decreased 5.7% to $10.2 million from $10.8 million in 1995. Revenues from departmental product sales increased 25.5%, or $2.2 million, to $10.8 million in 1995 from $8.6 million in 1994. The absolute increase in facility-wide network sales in 1995 and was due to expansion of the Company's sales and marketing efforts, greater market penetration and increasing customer acceptance of the Company's products. The decrease in facility-wide network sales in 1996 was due to a shift to a new selling method focused on selling the financial benefits and re-engineering opportunities enabled by the Company's products, changes made to the sales force to address these shifts and the attendant disruption in sales to prospects with a clinical ECG focus. During 1995 departmental product sales increased as the Company's largest customer experienced growth from an updated product release and a new customer increased market penetration for their product. In 1996 departmental product sales decreased slightly with the expected reduction of sales from an existing customer which was not offset by increased revenues from new customers.

     Gross Margins. Cost of goods sold generally includes material, direct labor, overhead and, for facility-wide networks, installation expenses. Cost of sales decreased 6.0% to $9.7 million from $10.3 million in 1995, on a 23.3% decrease in revenues in 1996. Cost of sales increased 29.5%, or $2.3 million, to $10.3 million in 1995 from $8.0 million in 1994, on a 40.2% revenue increase in 1995. Gross margins were 47.3%, 57.0% and 53.5% in 1996, 1995 and 1994, respectively. The increase in gross margin in 1995 as compared to 1994 was attributable to product mix and a greater percentage of software content which carries higher gross margins. The decrease in gross margin in 1996 as compared to 1995 was due to lower revenues in 1996 with fixed costs in overhead a higher percentage of revenues.

     Sales and Marketing Expenses. Sales and marketing expenses include payroll, commissions and related costs attributable to direct and OEM sales and marketing personnel, travel and entertainment expenses, and other promotional expenses. Sales and marketing expenses increased 47.7% or $3.1 million, to $9.5 million in 1996 from $6.4 million in 1995. Sales and marketing expenses increased 76.8%, or $2.8 million, to $6.4 million in 1995 from $3.6 million in 1994. The increase in sales and marketing expenses in 1996 and 1995 was primarily attributable to an increase in direct sales payroll and related support, training, recruitment and travel and entertainment expenses associated with an increased number of sales professionals. The Company spent $850,000 in 1996 to voluntarily upgrade selected facility-wide network customers to provide a direct upgrade path for future expansion purchases.

     Research and Development Expenses. Research and development expenses include payroll and related costs attributable to research and development personnel, prototyping expenses and other costs. Research and development expenses increased 103.3% or $2.8 million, to $5.4 million in 1996 from $2.7 million in 1995. Research and development expenses increased 44.3%, or $820,000, to $2.7 million in 1995 from $1.9 million in 1994. The absolute increase in research and development expenses in 1996 and 1995 was due primarily to an increase in the number of research and development personnel, increased recruitment fees and an increasing number of projects.

     General and Administrative Expenses. General and administrative expense includes accounting, finance, MIS, human resources, general administration, executive officers and professional fee expenses. General and administrative expenses increased 52.5%, or $863,000, to $2.5 million in 1996 from $1.6 million in 1995. General and administrative expenses increased 53.4%, or $572,000, to $1.6 million in 1995 from $1.1 million in 1994. The increase in absolute spending in 1996 and 1995 is attributable to the addition of an executive officer in the third quarter of 1995, other headcount increases, related recruiting and relocation expenses and during 1996, the legal, compliance and investor relations expenses associated with being a public company.

     Restructuring Charge. Restructuring charges resulted from the Company's November 1996 restructuring of operations and an executive reorganization and include severance and other employee termination costs. Included in accrued liabilities at December 31, 1996 is approximately $325,000 which will be paid by the end of the fourth quarter of 1997.

     Other Income (Expense), Net. Other income (expense), net consists primarily of interest income earned on proceeds from the Company's initial public offering, net of payments made in respect of outstanding indebtedness. Other income (expense), net in 1996 increased to $975,000 in income as compared to expense of $130,000 in 1995. Other income (expense), net in 1995 decreased to $130,000 from $174,000 in 1994. Other income, net in 1996 was derived from interest earned on the proceeds from the Company's February 1996 initial public offering, while interest payments on the Company's long term debt were eliminated as the loan was paid off in February 1996. Interest (expense) in 1995 declined due to the absence of the amortization of loan fees and lower interest payments due to reduced debt levels.

     Provision (Benefit) for Income Taxes. The Company's 1996 effective tax benefit was 23.0% as the Company only recognized a benefit for the amount of refundable federal taxes of $2.7 million as a result of the carryback of its net operating loss, offset by the establishment of a valuation allowance of $748,000 against previously deferred tax assets, for a net tax benefit of $1.9 million. The Company's effective tax rate was 43.0% and 40.5% in 1995 and 1994, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically financed its operations (including capital expenditures) through cash flow from operations, cash and cash equivalent balances, a bank line of credit and long-term debt. During 1995, the Company raised net proceeds of approximately $2.8 million from the issuance of Common and Preferred Stock. During the year ended December 31, 1996 the Company issued 2,300,000 shares of common stock in its February 1996 initial public offering, raising $25.6 million, net of expenses.

     In 1996, the Company generated approximately $23.0 million of cash from financing and investing activities which consisted of $25.6 million, net, from the sale of 2,300,000 shares of common stock in the Company's February 1996 initial public offering, approximately $153,000 from the issuance of 32,815 shares of the Company's common stock under its Employee Stock Purchase Plan and approximately $28,000 from the issuance of 34,250 shares of the Company's common stock for exercises of stock options under the Company's 1993 Stock Option Plan. The Company used approximately $1.4 million of cash for purchases of property and approximately $1.6 million for the repayment of long term debt in financing and investing activities. The Company used cash from operating activities of $5.0 million to fund a $6.4 million net loss, an increase in inventories and income tax receivable and generated cash through a decrease in accounts receivable and an increase in accrued liabilities and accrued warranty costs.

     In 1995, the Company generated approximately $1.7 million of cash from financing activities which consisted of net proceeds from common stock and preferred stock issuances of approximately $2.8 million offset in part by dividends on preferred stock then outstanding, repayment of long-term debt and the repurchase of common stock. The Company used cash from operating activities to fund increases in accounts receivable and inventories and generated cash by increasing accrued liabilities. The Company used approximately $752,000 of cash in investing activities primarily for property purchases.

     In 1994 the Company generated cash from operating activities of approximately $2.0 million which consisted primarily of net income and depreciation and amortization, offset by increases in accounts receivable, deferred taxes and inventories. Cash used in investing activities in 1994 of $410,000 was primarily expended on property purchases. Net cash of approximately $976,000 was used by financing activities in 1994 primarily for dividend payments on preferred stock of $615,000 and long-term debt repayments.

     At December 31, 1995, the Company had a secured promissory note in the amount of $1,541,667 due to Silicon Valley Bank which bore interest at the bank's prime rate plus 3.0% (11.75% at December 31, 1995) per annum, payable monthly in arrears. In February 1996 the Company paid the loan off in full, without pre-payment penalty. In August 1996, the Company entered into a secured lending arrangement (the "Agreement") with Silicon Valley Bank, providing for a $5.0 million revolving line of credit bearing interest at the bank's prime rate. The bank does not have security interest in any of the Company's assets unless the Company is borrowing under the line of credit and fails to comply with certain financial covenants. The Agreement expires in August 1997 and has certain financial and other covenants. At December 31, 1996, there were no borrowings outstanding under the Agreement and the Company was in compliance with all covenants. As such the bank held no security interest in any of the Company's assets.

     The Company's principal commitment at December 31, 1996 consisted of a lease on its office and manufacturing facility. The Company expects to spend approximately $1.5 million for capital expenditures during 1997.

     The Company believes that existing cash resources, cash flows from operations, if any, and line of credit facilities will be sufficient to fund the Company's operations for at least the next twelve months.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     Dependence on Increased Market Acceptance of Facility-Wide Computer Networks. In 1996, sales of the Company's facility-wide networks decreased 37.9% to $8.2 million from $13.1 million in 1995. If the Company is not successful in marketing and selling its facility-wide Networked Monitoring solutions, or if commercial introduction of new applications and enhancements is delayed, the Company's business, operating results and financial condition would be materially adversely affected. In addition, although the Company's

Networked Monitoring products have been installed in over 95 hospitals, there is no assurance that the Company's products will achieve the hospital penetration which the Company anticipates.

     Fluctuations in Quarterly Results. The Company's quarterly operating results have fluctuated in the past and may fluctuate significantly from quarter to quarter in the future as a result of a number of factors, including, but not limited to the size and timing of orders; the length of the sales cycle; the Company's success in expanding its sales and marketing programs and the effects of changes in sales force alignment; the ability of the Company's customers to obtain budget allocations for the purchase of the Company's products; changes in pricing policies or price reductions by the Company or its competitors; mix of sales between facility-wide networks and departmental products; the timing of new product announcements and introductions by the Company or its competitors; deferrals of customer orders in anticipation of new products or product enhancements; the Company's ability to develop, introduce and market new products and product enhancements; market acceptance of new products or product enhancements; the Company's ability to control costs; the availability of components; regulatory compliance and timing of regulatory approvals; and general economic factors.

     The Company's products are generally shipped as orders are received and, accordingly, the Company has historically operated with limited backlog. As a result, sales in any quarter are dependent on orders booked and shipped in that quarter and are not predictable with any degree of certainty. Further, a large percentage of any quarter's shipments have historically been booked in the last weeks of the quarter. In addition, a significant portion of the Company's expenses are relatively fixed, and the amount and timing of increases in such expenses are based in large part on the Company's expectations for future revenues. If revenues are below expectations in any given quarter, the adverse effect may be magnified by the Company's inability to maintain gross margins and to decrease spending to compensate for the revenue shortfall. Further, the Company has sometimes experienced seasonal variations in operating results, with sales in the first quarter being lower than in the preceding fourth quarter's sales due to customer budget cycles and sales remaining relatively flat during the third quarter.

     Lengthy Sales Cycle; Increasing Size of Orders. The decision by a healthcare provider to replace or substantially upgrade its clinical information systems typically involves a major commitment of capital and an extended review and approval process, and this review and approval process is becoming more complex, more financially oriented and increasingly subject to overall integration into the hospital's information systems planning. The sales cycle for the Company's facility-wide networks has typically been nine to 18 months from initial contact to receipt of a purchase order. During this period, VitalCom may expend substantial time, effort and funds preparing a contract proposal and negotiating a purchase order without any guarantee that the Company will complete the transaction. Any significant or ongoing failure to reach definitive agreements with customers could have a material adverse effect on the Company's business, operating results and financial condition.

     Competition. The Company's facility-wide networks for ECG data compete with the departmental systems offered by a number of competitors, including Hewlett-Packard Company, SpaceLabs, Inc. and Marquette Electronics, Inc., most of which have significantly greater financial, technical, research and development and marketing resources than the Company. In addition, many of these competitors have longstanding relationships with acute care hospitals and IHDNs. There can be no assurance that the Company will be able to sell to such hospitals or IHDNs or that the Company will be able to compete successfully with such vendors, and any inability to do so could have a material adverse effect on the Company's business, operating results and financial condition. While the Company is not aware of any competitive multi-parameter facility-wide networks currently available, the Company's OpenNet networks may face significant competition in the future from HCIS providers, patient monitoring companies, life support device companies and general purpose data network providers. Such potential competitors may elect to enter this market and compete with the Company using significantly greater financial, technical, research and development and marketing resources than are available to the Company. In addition, the Company's success in selling its multi-parameter OpenNet networks to hospitals and IHDNs will depend to a large extent on its ability to interface with patient monitoring and life support devices of other vendors. Any action on the part of such other vendors to make such interfacing more difficult or impossible could have a material adverse effect on the Company's business, operating results and financial condition. The market for the Company's departmental products is also intensely competitive. The Company competes in this market principally as an OEM supplier to a range of patient monitoring and life support device companies, many of which have significantly greater financial, technical, research and development and marketing resources than the Company. There can be no assurance that current OEM customers will not elect to design and manufacture patient monitoring and system components currently supplied by the Company or elect to contract with other OEM suppliers. Any such election by one or more of such companies could have a material adverse effect on the Company's business, operating results and financial condition.

     Customer Concentration; Dependence on Departmental Products. The Company's departmental product sales, which represented approximately 45.2% and 55.6% of the Company's total net revenues in 1995 and 1996, respectively, have historically been to a small number of OEM customers. In 1995, Quinton Instrument Company ("Quinton") and Datascope Corporation ("Datascope") accounted for approximately 14.3% and 9.7%, respectively, of the Company's total revenues and in 1996 Quinton and Datascope accounted for approximately 18.4% and 17.7%, respectively, of the Company's total revenues. The loss of, or a reduction in sales to, any such OEM customer would have a material adverse effect on the Company's business, operating results and financial condition.

     Technological Change; Need to Develop New Products. Many aspects of the medical equipment industry are undergoing rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards. Historically, the Company derived substantially all of its revenue from sales of its facility-wide networks for ECG data and departmental products. The Company believes that as the market for these products matures, VitalCom's future success will depend upon its ability to develop and introduce on a timely basis new products and product enhancements that keep pace with technological developments and that address the increasingly sophisticated needs of acute care hospitals and IHDNs. In addition, the introduction of competing products embodying new technologies and the emergence of new industry standards could render the Company's existing products unmarketable or obsolete. If the Company is unable to develop and introduce product enhancements and new products in a timely and cost-effective manner in response to changing market conditions or customer requirements, the Company's business, operating results and financial condition will be materially adversely affected.

     Uncertainty and Consolidation in Healthcare Industry. The healthcare industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operation of healthcare providers. Many healthcare providers are consolidating to create larger hospitals and IHDNs. This consolidation reduces the number of potential customers for the Company's products, and the increased bargaining power of these organizations could lead to reductions in the amounts paid for the Company's products. These larger hospitals and IHDNs may concentrate their purchases on a small number of preferred vendors with whom they have had longstanding relationships. There can be no assurance that the Company will be able to sell to such hospitals or IHDNs or that the Company will be able to compete successfully with such vendors. The impact of these developments in the healthcare industry is difficult to predict and could have a material adverse effect on the Company's business, operating results and financial condition.

     Limited Intellectual Property Protection. The Company relies on a combination of copyright, trade secret and trademark laws, confidentiality procedures and contractual provisions to protect its intellectual property. The Company seeks to protect its software, circuitry documentation and other written materials under trade secret and copyright laws, which afford only limited protection. The Company cannot assure that its protective measures for proprietary rights will be adequate or that the Company's competitors will not independently develop similar or superior technology, duplicate the Company's products or otherwise circumvent its intellectual property rights. Although the Company has never received a claim that its products infringe a third party's intellectual property rights, there can be no assurance that third parties will not in the future claim infringement by the Company with respect to current or future products or proprietary rights. Any such claims, regardless of their merit, could be time consuming, result in costly litigation, delay or prevent product shipments or require the Company to enter into costly royalty or licensing agreements. The impact of any of these developments could have a material adverse effect on the Company's business, operating results and financial condition.

     Risk of Product Liability Claims. Certain of the Company's products provide applications that relate to patient physiologic status or other clinically critical information. Any failure by the Company's products to provide accurate and timely information could result in product liability and warranty claims against the Company by its customers or their patients. The Company maintains insurance against claims associated with the use of its products, but there can be no assurance that its insurance coverage would adequately cover any claim asserted against the Company. A successful claim brought against the Company in excess of its insurance coverage or outside the scope of the Company's insurance coverage could have a material adverse effect on the Company's business, operating results and financial condition. Even unsuccessful claims could result in the expenditure of funds in litigation and diversion of management time and resources.

     Dependence on Sole Source Components. Certain of the Company's products utilize components that are available in the short term only from a single or a limited number of sources, have been available only on an allocation basis in the past and could be in scarce supply again in the future. Any inability to obtain components in the amounts needed on a timely basis or at commercially reasonable prices could result in delays in product introductions, interruption in product shipments or increases in product costs, which could have a material adverse effect on the Company's business, operating results and financial condition until alternative sources could be developed or design and manufacturing changes could be completed.

     Dependence on and Need to Recruit Key Personnel. The Company's success depends to a large extent on its ability to attract and retain key personnel. Mr. Judson, President and Chief Executive Officer and Chairman of the Board has experienced back related pain which has periodically prevented him from working full time. In addition, Mr. Judson had a heart attack in 1989, took a one-week leave in December 1995 for a balloon angioplasty procedure and returned to work in January 1996. The loss of the services, either temporarily or permanently, of any of the members of senior management or other key employees, particularly in sales and marketing and research and development, could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company's future success depends to a large extent on its ability to attract and retain additional key management, sales and marketing and research and development personnel. Competition for such personnel is intense. There can be no assurance that the Company will be successful in attracting and retaining such personnel, and the failure to do so could have a material adverse effect on the Company's business, operating results and financial condition.

     Management of Growth. The Company's ability to manage future growth, if any, could place a significant strain on the Company' personnel and resources and will depend on its ability to continue to implement and improve operational, financial and management information and controls systems on a timely basis. Any failure to do so could have a material adverse effect on the Company's business, operating results and financial condition.

     Government Regulation. The manufacture and sale of medical devices, including the Company's products, is subject to extensive regulation by numerous governmental authorities. In the United States, the Company's products are regulated as medical devices and are subject to the Food and Drug Administration's pre-clearance or approval requirements. The Company has received clearance from the FDA to market its current products through the 510(k) premarket notification process. There can be no assurance that a similar 510(k) clearance for any future product or enhancement of an existing product will be granted or that the process will not be lengthy. If the Company cannot establish that a product is "substantially equivalent" to certain legally marketed devices, or if FDA regulatory changes currently under consideration with respect to arrhythmia software are adopted, the 510(k) clearance procedure will be unavailable and Company will be required to utilize the longer and more expensive premarket approval ("PMA") process. Failure to receive or delays in receipt of FDA clearances or approvals, including the need for extensive clinical trials or additional data as a prerequisite to clearance or approval, could have a material adverse effect on the Company's business, operating results and financial condition. Sales of medical devices and components outside of the United States are subject to international regulatory requirements that vary from country to country. There can be no assurance that the Company will be able to obtain further clearance or approvals for its products or components on a timely basis or at all, and delays in receipt of, loss of or failure to receive such approvals or clearances could have a material adverse effect on the Company's business, operating results and financial condition.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements are filed herewith and are listed under
Item 14 of Part IV of this report.

                          INDEPENDENT AUDITORS' REPORT

     We have audited the accompanying balance sheets of VitalCom Inc. (the "Company") as of December 31, 1995 and 1996, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1995 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Costa Mesa, California
February 14, 1997

                                 VITALCOM INC.

                                 BALANCE SHEETS

                                                                           DECEMBER 31,
                                                                    ---------------------------
                                                                       1995            1996
                                                                    -----------     -----------
                                            ASSETS
Current assets
  Cash and cash equivalents.......................................  $ 2,163,645     $20,120,203
  Accounts receivable, net........................................    6,399,221       2,299,360
  Inventories (Note 2)............................................    1,479,921       3,191,043
  Prepaid expenses................................................      173,097         361,272
  Income tax refund receivable....................................           --       2,874,276
  Deferred tax assets (Note 9)....................................      800,600              --
                                                                    -----------     -----------
          Total current assets....................................   11,016,484      28,846,154
                                                                    -----------     -----------
Property (Note 5):
  Machinery and equipment.........................................      864,127       1,352,898
  Office furniture and computer equipment.........................      961,138       1,820,607
  Leasehold improvements..........................................       73,351          67,919
                                                                    -----------     -----------
                                                                      1,898,616       3,241,424
  Less accumulated amortization and depreciation..................     (541,922)       (976,328)
                                                                    -----------     -----------
          Property, net...........................................    1,356,694       2,265,096
                                                                    -----------     -----------
Other assets (Note 1).............................................      268,701         140,101
Goodwill, net (Note 1)............................................      711,501         669,525
                                                                    -----------     -----------
                                                                    $13,353,380     $31,920,876
                                                                    ===========     ===========
                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable................................................  $   969,350     $ 1,085,972
  Current portion of long-term debt (Note 4)......................      500,000              --
  Income taxes payable............................................      312,127              --
  Accrued payroll and related costs...............................    1,341,040         875,344
  Accrued warranty costs..........................................      602,362         951,381
  Accrued liabilities (Notes 6 and 7).............................      923,602       1,623,278
  Accrued marketing commitments...................................      110,926         309,377
  Current portion of capital lease obligations (Note 5)...........       21,120          21,120
                                                                    -----------     -----------
          Total current liabilities...............................    4,780,527       4,866,472
                                                                    -----------     -----------
Long-term debt (Note 4)...........................................    1,041,667              --
Deferred tax liabilities (Note 9).................................       49,473              --
Capital lease obligations, less current portion (Note 5)..........      106,151          81,834
Commitments (Note 5)
Redeemable preferred stock, $0.001 par value, 5,783,930 shares authorized (Note 6):
  Series C convertible preferred stock............................    8,858,760              --
  Series D convertible preferred stock............................    1,489,726              --
Redeemable preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31,
  1996............................................................           --              --
Stockholders' equity (deficit) (Notes 6 and 8):
  Common stock, including paid-in capital, $0.0001 par value;
     25,000,000 shares authorized, 1,155,994 shares and 7,942,688 shares issued and outstanding at December 31, 1995 and 1996
     respectively.................................................      519,603      36,832,936
  Accumulated deficit.............................................   (3,492,527)     (9,860,366)
                                                                    -----------     -----------
          Total stockholders' equity (deficit)....................   (2,972,924)     26,972,570
                                                                    -----------     -----------
                                                                    $13,353,380     $31,920,876
                                                                    ===========     ===========

                       See notes to financial statements.

                                 VITALCOM INC.

                            STATEMENTS OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31,
                                                      -------------------------------------------
                                                         1994            1995            1996
                                                      -----------     -----------     -----------
Revenues:
  Facility-wide networks............................  $ 8,469,179     $13,139,844     $ 8,163,216
  Departmental products.............................    8,622,910      10,824,323      10,209,199
                                                      -----------     -----------     -----------
          Total revenues............................   17,092,089      23,964,167      18,372,415
                                                      -----------     -----------     -----------
Cost of sales.......................................    7,955,596      10,299,437       9,680,394
                                                      -----------     -----------     -----------
Gross profit........................................    9,136,493      13,664,730       8,692,021
Operating expenses
  Sales and marketing...............................    3,642,594       6,442,109       9,515,482
  Research and development..........................    1,852,504       2,673,000       5,433,738
  General and administration........................    1,072,240       1,644,177       2,506,980
  Restructuring charges (Note 10)...................           --              --         480,996
                                                      -----------     -----------     -----------
          Total operating expenses..................    6,567,338      10,759,286      17,937,196
                                                      -----------     -----------     -----------
Operating income (loss).............................    2,569,155       2,905,444      (9,245,175)
Other income (expense), net.........................     (174,221)       (129,537)        975,341
                                                      -----------     -----------     -----------
Income (loss) before provision for income taxes.....    2,394,934       2,775,907      (8,269,834)
Provision (benefit) for income taxes................      970,758       1,192,657      (1,901,995)
                                                      -----------     -----------     -----------
Net income (loss)...................................  $ 1,424,176     $ 1,583,250     $(6,367,839)
                                                      ===========     ===========     ===========
Net income applicable to common shareholders (Note
  1)................................................     $808,654        $619,611
Pro forma net income (loss) and net income (loss)
  per common share..................................                        $0.28          $(0.90)
                                                                      ===========     ===========
Weighted average common shares......................                    5,671,307       7,084,397
                                                                      ===========     ===========

                       See notes to financial statements.

                                 VITALCOM INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

                                                   COMMON STOCK                             TOTAL
                                            --------------------------   ACCUMULATED    STOCKHOLDER'S
                                               SHARES        AMOUNT       (DEFICIT)    EQUITY (DEFICIT)
                                            ------------   -----------   -----------   ----------------
Balances, January 1, 1994.................    5,000,000    $   439,136   $(4,920,792)    $ (4,481,656)
  Issuance of shares (Note 6).............       33,652         67,083            --           67,083
  Preferred stock dividends (Note 6)......           --             --      (615,522)        (615,522)
  Net income..............................           --             --     1,424,176        1,424,176
                                             -----------   -----------   -----------     --------------
Balances, December 31, 1994...............    5,033,652        506,219    (4,112,138)      (3,605,919)
  Preferred stock dividends (Note 6)......           --             --      (255,639)        (255,639)
  Repurchase of common stock (Note 6).....   (1,233,136)      (123,314)           --         (123,314)
  Issuance of shares in connection with
     stock option exercised (Note 9)......       26,250         25,200            --           25,200
  Contribution and retirement of common
     shares (Note 6)......................      (15,544)            --            --               --
  Purchase and exchange of shares, net
     (Note 6).............................   (3,143,097)      (319,301)           --         (319,301)
  Stock split (Note 1)....................      409,197             --            --               --
  Issuance of shares (Note 6).............       78,672        430,799            --          430,799
  Accretion attributable to preferred
     stock (Note 6).......................           --             --      (708,000)        (708,000)
  Net income..............................           --             --     1,583,250        1,583,250
                                             -----------   -----------   -----------     --------------
Balances, December 31, 1995...............    1,155,994        519,603    (3,492,527)      (2,972,924)
  Conversion of Series C and D preferred
     stock to common stock................    4,419,629     10,348,486            --       10,348,486
  Stock issued to the public, net (Note
     6)...................................    2,300,000     25,633,607            --       25,633,607
  Stock options exercised.................       34,250         27,690            --           27,690
  Tax benefit related to stock options....           --        150,140            --          150,140
  Stock issued pursuant to employee stock
     purchase plan........................       32,815        153,410            --          153,410
  Net (loss)..............................           --             --    (6,367,839)      (6,367,839)
                                             -----------   -----------   -----------     --------------
Balances, December 31, 1996...............    7,942,688    $36,832,936   $(9,860,366)    $ 26,972,570
                                             ==========    ===========   ===========     ============

                       See notes to financial statements.

                                 VITALCOM INC.

                            STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31,
                                                       ------------------------------------------
                                                          1994           1995            1996
                                                       ----------     -----------     -----------
Cash flows from operating activities:
  Net income (loss)..................................  $1,424,176     $ 1,583,250     $(6,367,839)
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
  Depreciation and amortization......................     903,820         931,773         553,754
  Deferred income taxes..............................    (506,749)       (498,866)        751,127
  Loss on disposal of property.......................       6,234           9,793          10,878
  Changes in operating assets and liabilities:
     Accounts receivable.............................    (758,958)     (3,313,266)      4,099,861
     Inventories.....................................    (259,631)       (635,586)     (1,711,122)
     Income tax receivable...........................          --              --      (2,874,276)
     Prepaid expenses and other current assets.......      53,236         (81,653)       (188,175)
     Other assets....................................      (1,499)           (408)        128,600
     Accounts payable................................      77,091         513,494         116,622
     Accrued payroll and related costs...............     258,584         667,724        (465,696)
     Accrued warranty costs..........................     219,513          98,535         349,019
     Income taxes payable............................     221,606         153,051        (312,127)
     Accrued marketing commitments...................          --         110,926         198,451
     Accrued liabilities.............................     338,474         437,670         699,676
                                                       ----------     -----------     -----------
     Net cash provided by (used in) operating
       activities....................................   1,975,897         (23,563)     (5,011,247)
Cash flows from investing activities:
  Purchases of property..............................    (410,296)       (751,999)     (1,434,608)
  Proceeds from sale of property.....................          35              --           3,550
                                                       ----------     -----------     -----------
     Net cash used in investing activities...........    (410,261)       (751,999)     (1,431,058)
Cash flows from financing activities:
  Preferred stock dividends..........................    (615,522)       (255,639)             --
  Repurchase of common stock.........................          --        (123,314)             --
  Repayment of long-term debt........................    (458,333)       (500,000)     (1,565,984)
  Net proceeds from issuance of preferred and common
     stock...........................................      97,422       2,783,191      25,814,707
  Tax benefit related to stock options...............          --              --         150,140
  Deferred offering costs............................          --        (188,361)             --
                                                       ----------     -----------     -----------
     Net cash (used in) provided by financing
       activities....................................    (976,433)      1,715,877      24,398,863
Net increase in cash and cash equivalents............     589,203         940,315      17,956,558
Cash and cash equivalents, beginning of year.........     634,127       1,223,330       2,163,645
                                                       ----------     -----------     -----------
Cash and cash equivalents, end of year...............  $1,223,330     $ 2,163,645     $20,120,203
                                                       ==========     ===========     ===========
Supplemental disclosures of cash flow information:
  Interest paid......................................  $  216,569     $   218,291     $    69,259
  Income taxes paid..................................  $  262,035     $ 1,557,057     $   360,326

                       See notes to financial statements.

                                 VITALCOM INC.

                         NOTES TO FINANCIAL STATEMENTS

1.  GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     General and Nature of Operations -- The Company provides communication networks that acquire, interpret and distribute real-time physiologic data generated by point-of-care patient monitors located throughout a healthcare facility. The Company sells facility-wide networks to acute care hospitals and integrated health delivery networks ("IHDNs") in the United States. In addition, the Company sells certain components, monitoring systems, clinical analysis and display software and wireless communications components to OEM customers for use in their departmental monitoring products.

     During the 1994 year, New PCI, Inc. changed its name to ACCUCORE, Inc. and in January 1996, changed its name to VitalCom Inc. (the "Company").

     Consolidation -- In December 1995, the Company and its wholly owned subsidiary merged. The merger has been treated as a reorganization of entities under common control and accounted for in a manner similar to that of a pooling of interests. The Company's financial statements have been restated accordingly.

     Cash Equivalents -- Cash equivalents generally represent highly liquid investments purchased with an original maturity date of three months or less.

     Inventories -- Inventories are stated at the lower of weighted average cost or market.

     Property -- Property is stated at cost. Depreciation is provided using the straight-line method and the double declining balance method over the estimated useful lives of the related assets, generally three to eight years. Leasehold improvements are amortized over the lesser of the estimated useful lives of the related improvements or the related lease term.

     Goodwill -- Goodwill represents the excess purchase cost over the net assets acquired and is amortized over 20 years using the straight-line method. The Company periodically evaluates the recoverability of goodwill based on a profitability analysis related to its product sales and has determined that there was no impairment of goodwill at December 31, 1996.

     Intangible Assets -- Intangible assets represent the value of the Company's developed technology as determined by an independent appraisal and has been amortized over the estimated recovery period of three years on a straight-line basis.

     Long Lived Assets -- The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. The Company will periodically review the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred.

     Revenue Recognition -- Revenues from both facility-wide networks and departmental products, which consist of both hardware and software, are recognized upon shipment if no significant vendor obligations remain and collection of the related receivable is probable. The Company accounts for insignificant vendor obligations and post-contract support at the time of product delivery by accruing such costs and recognizing them ratably on completion of performance. There is no right of return on sales. Revenues related to service contracts with customers, which are insignificant, are deferred and amortized over the terms of the contracts, generally one year.

     Software Development Costs -- Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs would be capitalized in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Because the Company believes that its

                                 VITALCOM INC.

current process for developing software is essentially completed concurrently with the establishment of technological feasibility, no costs are capitalized as of December 31, 1994, 1995 or 1996.

     Income Taxes -- The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard No. 109 (SFAS No. 109), Accounting for Income Taxes. This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company's financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws.

     Pro Forma Net Income Per Share -- Pro forma net income per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. Weighted average common and common equivalent shares include common shares, stock options using the treasury stock method and the assumed conversion of all outstanding shares of preferred stock into shares of common stock.

     Pursuant to Securities and Exchange Commission Staff Accounting Bulletin Topic 4D, stock options granted during the twelve months prior to the date of the initial filing of the Company's Form SB-2 Registration Statement have been included in the calculation of common equivalent shares using the treasury stock method.

     Net Income to Common Stockholders -- Net income to common stockholders represents net income less preferred dividends and accretion attributable to preferred stock redemption value (See Note 6).

     Stock Split -- In connection with the June 1, 1995 transactions discussed in Note 6, common stockholders received an additional 409,197 shares of common stock due to a 1.612 for 1 common stock split. Pro forma per share amounts reflect such stock split.

     New Accounting Pronouncement -- In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation." The Company has determined that it will not change to the fair value method and will continue to use Accounting Principle Board Opinion No. 25 for measurement and recognition of employee stock based transactions. (See Note 8).

     Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     Reclassifications -- Certain reclassifications have been made to the 1994 and 1995 financial statements to conform to the 1996 presentation.

  Significant Concentrations.

     Customer Concentrations -- The Company's departmental product sales, which represented 45.2% and 55.6% of the Company's total revenues in 1995 and 1996 respectively, have historically been concentrated in a small number of OEM customers. Approximately 34.0%, 30.4% and 41.7% of 1994, 1995 and 1996 sales, respectively, were to three customers. The loss of, or a reduction in sales to, any such OEM customers would have a material adverse effect on the Company's business, operating results and financial condition. Further, sales of the Company's departmental products are dependent to a large extent upon the Company's OEM customers selling patient monitoring devices that include the Company's departmental products as necessary components. Any inability of such OEM customers to sell such systems, or any election by such OEM customers not to include the Company's products as components therein, could have a material adverse effect on the Company's business, operating results and financial condition.

                                 VITALCOM INC.

     Supplier Concentration -- Certain of the Company's products utilize components that are available in the short term only from a single or a limited number of sources. Certain of these components, such as semiconductor devices, have been available only on an allocation basis in the past and could be in scarce supply again in the future. Any inability to obtain components in the amounts needed on a timely basis or at commercially reasonable prices could result in delays in product introductions or interruption in product shipments or increases in product costs, which could have a material adverse effect on the Company's business, operating results and financial condition until alternative sources could be developed or design and manufacturing changes could be completed. Any such design or manufacturing changes or increased costs could result in significant expenses in a particular quarter and therefore could materially adversely affect operating results for any such quarter or other period.

2.  INVENTORIES

     Inventories consists of the following:

                                                                   1995         1996
                                                                ----------   ----------
        Raw materials.........................................  $  703,251   $1,402,828
        Work-in-process.......................................     125,544      400,318
        Finished goods........................................     651,126    1,387,897
                                                                ----------   ----------
                                                                $1,479,921   $3,191,043
                                                                ==========   ==========

3.  REVOLVING LINE OF CREDIT

     In August 1996, the Company entered into a secured lending arrangement (the "Agreement") with Silicon Valley Bank, providing for a $5.0 million revolving line of credit bearing interest at the bank's prime rate. The bank does not have security interest in any of the Company's assets unless the Company is borrowing under the line of credit and fails to comply with certain financial covenants. The Agreement expires in August 1997 and has certain financial and other covenants. At December 31, 1996, there were no borrowings outstanding under the Agreement and the Company was in compliance with all covenants. As such the bank held no security interest in any of the Company's assets.

4.  LONG-TERM DEBT

     At December 31, 1995, the Company had a secured promissory note in the amount of $1,541,667 due to Silicon Valley Bank which bore interest at the bank's prime rate plus 3.0% (11.75% at December 31, 1995) per annum, payable monthly, in arrears. In February 1996 the Company paid the loan off in full, without pre-payment penalty.

5.  CAPITAL AND OPERATING LEASES

     The Company leases its facilities and certain equipment under a noncancelable operating lease and a capital lease that expires at various dates through 2001.

                                 VITALCOM INC.

     Future minimum rent under such leases is as follows:

                                                               CAPITAL      OPERATING
                                                                LEASE         LEASE
                                                               --------     ----------
        Year ending December 31:
          1997...............................................  $ 31,815     $  255,780
          1998...............................................    31,815        255,780
          1999...............................................    31,815        255,780
          2000...............................................    29,163        255,780
          Thereafter.........................................        --        170,520
                                                                -------     ----------
                                                                124,608     $1,193,640
                                                                            ==========
        Less amount representing interest....................   (21,654)
                                                                -------
        Present value of minimum lease payments..............   102,954
        Less current portion.................................   (21,120)
                                                                -------
        Capital lease obligations due after one year.........  $ 81,834
                                                                =======

     Capital leases included in Property at December 31, 1995 and 1996, net of accumulated depreciation, were approximately $125,000 and $105,789 respectively.

     The Company's rent expense was $104,836, $109,113 and $340,127 for the years ended December 31, 1994, 1995 and 1996, respectively.

6.  STOCKHOLDERS' EQUITY

     In 1994 the Company had two classes of common stock: Series A common stock, which entitled the holder to one vote for each share and Series B common stock, which was non-voting stock, except under certain circumstances, and which was convertible into Series A common stock under certain circumstances. In the 1995 transaction described below, all of the Series A and B common stock was either repurchased, sold or exchanged for newly issued common or preferred stock.

     The Company had two classes of preferred stock designated Series A and Series B. The Series A and B preferred shares issued and outstanding at December 31, 1994 were 6,425,000 and 1,193,392, respectively. There were no Series A and B preferred shares issued and outstanding at December 31, 1995. The shares had a liquidation-preference of $1.00 per share at December 31, 1994. The shares were scheduled for redemption in equal installments on December 11, 1998 and December 11, 1999. The Series A and B preferred shares bore dividends of 8% per share, payable on December 31, 1993 and quarterly thereafter commencing March 31, 1994, as amended by the First Amendment to the Subordination and Intercreditor Agreement (the "Agreement"). The Agreement provided that Series A preferred dividends were due on the Modified Payment Date which was the sooner of 30 days after the scheduled dividend date or five business days after the delivery of pro forma financial statements by the Company to the Bank and a stockholder showing that the Company remained within all financial covenants specified by the loan agreement with the Bank after the payment of dividends. Series A preferred stock had certain additional rights and preferences, including a dividend rate of 9% under certain circumstances, the right to be paid dividends, and liquidation and redemption rights before Series B preferred holders. The Company accrued dividends payable of $615,151, $615,522 and $255,639 for the years ended December 31, 1993, 1994 and 1995, respectively, on the Company's Series A and B preferred stock and paid dividends of $522,043 in 1993 and $612,665 in 1994. The remainder of dividends payable at December 31, 1994 was accrued and paid in 1995 as well as the additional dividends in the amount of $255,639.

                                 VITALCOM INC.

     In November 1994, the Company issued 33,652 shares of its Series A common stock and 34,340 shares of its Series B preferred stock to management of the Company and three outside directors in exchange for $97,422, net of expenses of $6,576.

     During the year ended December 31, 1995, the Company repurchased 1,233,136 shares of its Series B common stock for $123,314 and a stockholder contributed 15,544 shares of Series A common stock to the Company. Such shares of common stock were subsequently retired by the Company.

     In a series of transactions on June 1, 1995, certain stockholders, who owned approximately 73% of the Company, sold 3,143,097 shares of Series A and B common stock and 7,618,392 shares of Series A and Series B preferred to new investors who exchanged those shares for 3,982,568 shares of newly issued Series C and Series D preferred stock. The Series C and D preferred shares issued and outstanding at December 31, 1995 were 3,055,328 and 1,364,301, respectively. The shares had a $.001 par value and a liquidation-preference of $5.72 per share at December 31, 1995. Holders of the remaining shares of Series A common stock, which represented approximately 27% of the Company's ownership including shares received in the stock split described in Note 1, then exchanged their common shares for newly issued shares of common stock. No change in accounting basis was made as a result of this transaction. During the year ended December 31, 1995, $516,840 and $191,160 was accreted towards the Series C and Series D liquidation preference using the effective interest method.

     In connection with these transactions, the Company, the new stockholders and the other stockholders of the Company entered into a Stockholders Agreement (the Stockholders Agreement) providing for, among other things, certain restrictions on the transfer of shares of common stock or preferred stock, rights of first refusal, and certain rights with respect to the repurchase of such shares by the Company in the event of the death or total disability of the holder thereof. Pursuant to the Stockholders Agreement, the new stockholders and the other stockholders agree to vote their respective shares in a certain manner in connection with the election of directors, including the directors elected solely by the holders of the Series C convertible preferred stock. The Stockholders Agreement terminated automatically upon the effective date of the Company's initial public offering.

     The Series C preferred stockholders were entitled to receive dividends if and when declared by the Board of Directors, were entitled to one vote for each share of preferred stock subject to certain adjustments, had a liquidation preference of $5.72 per share, and were convertible into shares of common stock at the liquidation price per share subject to certain adjustments and were mandatorily convertible upon an initial public offering of a certain size and value. Such shares of preferred stock were mandatorily redeemable by the Company at $5.72 per share in annual 25% increments beginning in 2001. Effective with the Company's initial public offering in February 1996, each share of the Series C preferred stock was converted to one share of common stock.

     The Series D preferred stockholders were entitled to the same rights and privileges as the Series C stockholders except that they were not entitled to vote, and they could convert their shares to Series C preferred shares under certain circumstances. Such Series D shares were mandatorily convertible ultimately into common stock upon the Company's initial public offering. Effective with the Company's initial public offering in February 1996, each share of the Series D preferred stock was converted to one share of common stock.

     In October 1995, the Company sold 34,965 shares of common stock and 43,706 shares of Series C preferred stock to its President and raised net proceeds of approximately $200,000 and $249,998, respectively, under an agreement entered into in September 1995. Also during the year ended December 31, 1995, the Company sold 43,707, 114,054 and 279,301 shares of its common stock, preferred C and preferred D stock to a certain employee and a shareholder and raised net proceeds of $230,799, $602,386 and $1,474,808, respectively.

                                 VITALCOM INC.

     During the year ended December 31, 1996 the Company issued 2,300,000 shares of common stock in its initial public offering, raising approximately $25,633,607, net of expenses. Effective with the initial public offering all 3,055,328 shares of the Company's Series C preferred stock and all 1,364,301 shares of Series D preferred stock converted to one share each of the Company's common stock. In addition, during the year ending December 31, 1996 the Company issued 32,815 shares of its common stock under its Employee Stock Purchase Plan and 34,250 shares of its common stock for exercises of stock options under the 1993 Stock Option Plan, for net proceeds of $153,410 and $27,690, respectively.

7.  401(K) AND PROFIT-SHARING PLAN

     The Company has a contributory profit-sharing plan which covers substantially all of its employees. Effective July 1, 1993, the Company amended its profit-sharing plan to include a 401(k) provision (the "401(k) Plan"). The 401(k) provisions in the 401(k) Plan allow eligible employees to contribute up to 15% of their income on a tax-deferred basis, subject to IRS discrimination and maximum dollar deferral rules. The Company, at its sole election, may make matching contributions to the 401(k) Plan. The Board of Directors approved a discretionary employer matching contribution of $.50 for each $1.00 the employee contributes on the first 12% of compensation deposited as elective contributions, subject to 401(k) Plan limitations and IRS regulations, for calendar years 1994, 1995 and 1996. The Company's matching contributions vest to employees at 25% per year for each full year of continuous service. The Company's 401(k) matching expense was $158,441, $228,590 and $300,006 for the years ended December 31, 1994, 1995 and 1996, respectively.

     The 401(k) Plan provides for an annual contribution to a self-directed employee trust in an amount to be determined by the Board of Directors, but limited to the amount allowable for income tax purposes. Employees may make annual contributions to the 401(k) Plan of not more than 10% of their annual compensation. The Company's contributions vest to the employees at 20% for the first two years and 20% per year for years three through six for each full year of continuous service, and are allocated based on employee compensation. The Company had no profit-sharing expense for the years ended December 31, 1994, 1995 and 1996.

8.  STOCK BASED COMPENSATION PLANS

     At December 31, 1996 the Company had three stock options plans and an employee stock purchase plan, which are described below. The Company accounts for these plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations (APB 25). In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation. As permitted by SFAS No. 123, the Company has chosen to continue to account for its stock-based compensation plans under APB 25 and provide the expanded disclosures specified in SFAS No. 123. Accordingly, no compensation expense has been recognized for its stock-based compensation plans.

     Had compensation cost been determined using the provisions of SFAS No. 123, the Company's net income (loss) and income (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                                      1995           1996
                                                                   ----------     -----------
    Net income (loss)............................  As reported     $1,583,250     $(6,367,838)
                                                   Pro forma        1,562,350      (6,567,038)
    Net income (loss) per share..................  As reported           0.28           (0.90)
                                                   Pro forma       $     0.28     $     (0.93)

     For purposes of estimating the compensation cost of the Company's option grants and employee stock purchase plan in accordance with SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in the years

                                 VITALCOM INC.

1996 and 1995, respectively: expected volatility of 67% and 0%; risk free interest rate of 6%; and expected lives of 10 years for the 1993 Stock Option Plan and the 1996 Stock Option Plan.

     Effective September 22, 1993, the Company adopted the 1993 Stock Option Plan (the "Option Plan"), as amended, to permit executive personnel, key employees and directors of the Company to participate in ownership of the Company. The Option Plan is administered by a committee consisting of two or more nonemployee directors of the Company. Each option agreement includes a provision requiring the optionee to consent to the terms of the Agreement. The Option Plan provides for the grant of incentive stock options under the applicable provisions of the Internal Revenue Code or nonqualified options. In October 1996 the Board of Directors approved non-officer employees holding outstanding options to purchase 45,400 Common Shares of the Company at exercise prices equal to or in excess of $12.87 to exchange such options for new options at $6.00 per share, with the new options having a vesting schedule that re-started on the date of the new option exchange grant. Up to 839,885 shares of the Company's common stock were reserved for issuance under the Option Plan. The following table summarizes activity under the Option Plan, as amended.

                                                                             WEIGHTED
                                                NUMBER                       AVERAGE       NUMBER OF
                                                  OF            PRICE        EXERCISE       OPTIONS
                                                SHARES        PER SHARE       PRICE       EXERCISABLE
                                               --------     -------------    --------     -----------
Balance, January 1, 1994.....................   111,000            $ 0.60     $ 0.60
  Granted....................................    54,236              1.28       1.28
  Canceled...................................    (4,000)             0.60       0.60
                                                -------      ------------     ------
Balance, December 31, 1994...................   161,236       0.60-  1.28       0.83
  Granted....................................   528,973       1.41-  5.72       5.68
  Exercised..................................   (26,250)             0.60       0.60
  Canceled...................................   (11,236)      0.60-  5.72       2.74
                                                -------      ------------     ------
Balance, December 31, 1995...................   652,723       0.60-  5.72       4.74
  Granted....................................   131,109       6.00- 15.75      11.22
  Exercised..................................   (34,250)      0.60-  1.28       0.81
  Canceled...................................   (89,358)      0.60- 15.75       9.09
                                                -------      ------------     ------
Balance, December 31, 1996...................   660,224      $0.60-$15.75     $ 5.64          232,035
                                                =======

     At December 31, 1996, 103,084 options were available for grant under the Option Plan.

     The Company has reserved an aggregate of 100,000 shares of Common Stock for issuance under its 1996 Stock Option Plan (the "1996 Plan") to permit key employees and consultants to the Company to participate in ownership of the Company. The 1996 Plan was adopted by the Board of Directors in October 1996. The 1996 Plan is administered by a committee consisting of two or more nonemployee directors of the Company. Each option agreement includes a provision requiring the optionee to consent to the terms of the 1996 Plan. The Option Plan provides for the grant of nonqualified options. The following table summarizes activity under the 1996 Plan.

                                                                             WEIGHTED
                                                 NUMBER                      AVERAGE       NUMBER OF
                                                   OF           PRICE        EXERCISE       OPTIONS
                                                 SHARES       PER SHARE       PRICE       EXERCISABLE
                                                --------     ------------    --------     -----------
Balance, January 1, 1996......................        --               --
  Granted.....................................    60,800      $5.50-$6.00     $5.98
  Exercised...................................        --               --        --
  Canceled....................................    (5,200)            6.00      6.00
                                                  ------      -----------     -----
Balance, December 31, 1996....................    55,600      $5.50-$6.00     $5.98               --
                                                  ======

                                 VITALCOM INC.

     At December 31, 1996, 44,400 options were available for grant under the 1996 Plan.

     The weighted average fair market value of options granted under the 1993 Stock Option Plan and the 1996 Stock Option plan in 1995 and 1996 was $6.79 and $14.77, respectively.

     The following table summarizes information about stock options outstanding under the 1993 Stock Option Plan and the 1996 Stock Option Plan at December 31, 1996:

                                             OPTIONS OUTSTANDING
                              -------------------------------------------------        OPTIONS EXERCISABLE
                                            WEIGHTED AVERAGE                      ------------------------------
                                NUMBER         REMAINING       WEIGHTED AVERAGE     NUMBER      WEIGHTED AVERAGE
  RANGE OF EXERCISE PRICES    OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
----------------------------- -----------   ----------------   ----------------   -----------   ----------------
$0.60-$1.41..................    80,500         7.4 years           $ 0.77           38,000          $ 0.84
$5.50-$6.00..................   603,459         9.1 years             5.77          194,035            5.72
$15.75.......................    31,865         9.3 years            15.75               --              --
                                -------         ---------            -----          -------           -----
                              715,824..         8.9 years           $ 5.64          232,035          $ 4.92
                                =======

     The Company has reserved an aggregate of 150,000 shares of Common Stock for issuance under its 1996 Employee Stock Purchase Plan (the "ESPP"). The ESPP was adopted by the Board of Directors in January 1996 and approved by the Company's stockholders prior to the consummation of the Company's initial public offering in February 1996. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended, and permits eligible employees of the Company to purchase Common Stock through payroll deductions of up to 10% of their compensation provided that no employee may purchase more than $25,000 worth of stock in any calendar year. The ESPP was implemented by an offering period commencing on February 14, 1996 and ending on the last business day in the period ending October 31, 1996. Each subsequent offering period (an "Offering Period") will commence on the day following the end of the prior Offering Period and will have a duration of six months. The price of Common Stock purchased under the ESPP will be 85% of the lower of the fair market value of the Common Stock on the first or last day of each offering period. The ESPP will expire in the year 2006. In the year ended December 31, 1996 the Company issued 32,815 shares of Common Stock under the ESPP for $153,410. At December 31, 1996, $51,773 had been withheld from employee earnings for stock purchases under the ESPP.

     For purposes of estimating the compensation cost of employees' rights under the ESPP in accordance with SFAS 123, the fair value of the purchase rights has been estimated using the Black-Scholes model with the following assumptions used for 1996; expected volatility of 76%; risk free interest rate of 6%; expected life of six months. The weighted-average fair value of those purchase rights granted in 1996 was $4.68.

     The Company has reserved an aggregate of 60,000 shares of Common Stock for issuance under its 1996 Director Option Plan (the "Director Plan"). The Director Plan was adopted by the Board of Directors in February 1996. The Director Plan provides for the grant of an option to purchase a number of shares of Common Stock (the "First Option") to be determined by the incumbent Board of Directors to each non-employee director who first becomes a non-employee director after the effective date of the Director Plan. Annually, each outside director shall automatically be granted an option to purchase 4,000 shares (a "Subsequent Option"), provided he or she is then a non-employee director and, as of such date, he or she shall have served on the Board for at least the preceding six months. Each non-employee director will be eligible to receive a Subsequent Option, regardless of whether such non-employee director was eligible to receive a First Option. First Options and each Subsequent Option will have a term of ten years. One-quarter of the shares subject to a First Option will vest one year after their date of grant and an additional one-quarter will vest at the end of each year thereafter, provided that the optionee continues to serve as a director on such dates. Similarly, one-quarter of the shares subject to a Subsequent Option will vest one year after the date of the option grant and an additional one-quarter will vest at the end of each year thereafter, provided that the optionee continues to serve as a director on such date. The exercise prices of the First Option and each

                                 VITALCOM INC.

Subsequent Option will be 100% of the fair market value per share of the Company's Common Stock on the date of the grant of the option. There was no activity in the Director Plan during the year ended December 31, 1996. At December 31, 1996 there were no options outstanding and 60,000 shares available for issuance.

9.  INCOME TAXES

     The provision (benefit) for income taxes is as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                  -------------------------------------------
                                                     1994            1995            1996
                                                  -----------     -----------     -----------
    Current:
      Federal...................................  $ 1,155,837     $ 1,303,349     $(2,710,593)
      State.....................................      321,670         388,174          31,904
                                                  -----------     -----------     -----------
                                                    1,477,507       1,691,523      (2,678,689)
                                                  -----------     -----------     -----------
    Deferred:
      Federal...................................     (393,147)       (387,031)         31,804
      State.....................................     (113,602)       (111,834)       (782,931)
                                                  -----------     -----------     -----------
                                                     (506,749)       (498,865)       (751,127)
                                                  -----------     -----------     -----------
    Change in valuation allowance...............           --              --       1,527,821
                                                  -----------     -----------     -----------
                                                  $   970,758     $ 1,192,658     $(1,901,995)
                                                  ===========     ===========     ===========

     A reconciliation of the provision (benefit) for income taxes to the amount of income tax expense that would result from applying the federal statutory rate (35%) to income before provision for income taxes is as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                               ----------------------------
                                                               1994        1995       1996
                                                               -----       ----       -----
    Income tax expense at statutory rate.....................   35.0%      35.0%      (35.0)%
    State tax expense (benefit), net of federal benefit......    6.3        6.6        (6.1)
    Goodwill amortization....................................    0.4        0.5         0.2
    Research and development credits.........................     --         --        (2.6)
    Change in valuation allowance............................     --         --        18.5
    Other....................................................   (1.2)       0.9         2.0
                                                               -----        ---       -----
                                                                40.5%      43.0%      (23.0)%
                                                               =====        ===       =====

                                 VITALCOM INC.

     Deferred tax assets and liabilities at December 31 are as follows:

                                                                1995          1996
                                                              --------     -----------
        Current:
          Accrued compensation and related costs............  $ 72,640     $   212,923
          Warranty reserves.................................   260,823         411,948
          Sales returns and bad debt allowance..............   244,943         102,000
          Inventory reserves................................   127,702         252,577
          Other.............................................    94,492        (323,552)
                                                              ---------      ---------
                                                               800,600         655,896
        Long-term:
          Amortization and depreciation.....................   (49,473)       (108,693)
          Net operating loss carryforward...................        --         558,567
          Research and development credits..................        --         422,051
                                                              ---------      ---------
                                                               (49,473)        871,925
                                                              ---------      ---------
        Valuation allowance.................................        --      (1,527,821)
                                                              ---------      ---------
                                                              $751,127     $        --
                                                              =========      =========

     As of December 31, 1996 a valuation allowance of $1,527,821 has been provided based upon the Company's assessment of the future realizability of certain deferred tax assets, as it is more likely than not that sufficient taxable income will not be generated to realize these temporary differences.

10.  RESTRUCTURING CHARGES

     Restructuring charges result from the Company's November 1996 restructuring of operations and executive reorganization and include severance and other employee termination costs. Included in accrued liabilities at December 31, 1996 is approximately $325,000 which will be paid by the end of the fourth quarter of 1997.

                                 VITALCOM INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                  BALANCE
                                                    AT         CHARGED TO                     BALANCE
                                                 BEGINNING     COSTS AND                        END
                  DESCRIPTION                    OF PERIOD      EXPENSES      DEDUCTIONS     OF PERIOD
-----------------------------------------------  ---------     ----------     ----------     ---------
Allowance for Doubtful Accounts:
  December 31, 1994............................  $  61,042      $ 34,989        $   --       $  96,031
  December 31, 1995............................     96,031        83,558            --         179,589
  December 31, 1996............................  $ 179,589      $(61,310)           --       $ 118,279

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with accountants on accounting or financial disclosure matters during the Company's two most recent fiscal years.

                                    PART III

     Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, portions of the information required by Part III of Form 10-K are incorporated by reference from the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 1997 Annual Meeting of Stockholders (the "Proxy Statement").

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning the directors of the Company appears in the Company's Proxy Statement under the caption "Election of Directors" and is incorporated herein by this reference.

EXECUTIVE OFFICERS

     Set forth below is certain information as of February 27, 1997 with respect to each person who is an executive officer of the Company:

    NAME                                    AGE                    POSITION
    ----                                    ---                    --------
    Donald W. Judson......................  57      President & Chief Executive Officer,
                                                      Chairman of the Board
    Warren J. Cawley......................  56      Vice President, Business Development
                                                    and Direct Sales
    John R. Graham........................  51      Vice President, OEM Sales
    Claudia J. Russell....................  44      Vice President, Corporate Marketing
    Michael D. Stoop......................  37      Vice President, Research & Development
    Shelley B. Thunen.....................  44      Vice President, Finance, Chief
                                                    Financial Officer and Corporate
                                                      Secretary
    Melvin R. Waite.......................  44      Vice President, Operations

     Donald W. Judson, President and Chief Executive Officer, Chairman of the Board -- Mr. Judson has served as Chairman of the Board of the Company since December 1992 and also served as its President and Chief Executive Officer from 1983 until August 1995 and from January 1, 1997 to present. Prior to 1983, Mr. Judson served in various executive and engineering management capacities for several medical device and other technology companies. Mr. Judson holds an M.B.A. degree from Pepperdine University, a B.A. degree in Mathematics from California State University, Northridge, and a management certificate from the UCLA Graduate School of Management.

     Warren J. Cawley, Vice President Business Development and Direct
Sales -- Mr. Cawley has served as Vice President, Direct Sales of the Company since 1989 and also assumed the business development role in July 1996. From 1985 through 1989, Mr. Cawley served as Vice President, OEM Sales for the Company. Prior to 1985, Mr. Cawley served in various sales and management capacities at several medical device companies. Mr. Cawley holds an M.B.A. degree and a B.S. degree from the University of Southern California.

     John R. Graham, Vice President OEM Sales -- Mr. Graham has served as Vice President, OEM Sales of the Company since 1989. Prior to joining the Company in 1989, he acted as a consultant and held various positions at a number of healthcare organizations and technology-based companies, including serving as President and Chief Executive Officer of a medical device company. Mr. Graham holds an M.S. degree in Bioengineering from Columbia University and a B.S.E.E. degree from Northeastern University.

     Claudia J. Russell, Vice President Corporate Marketing -- Ms. Russell has served as Vice President, Corporate Marketing of the Company since November 1995. From November 1994 to June 1995, Ms. Russell served as Director of Client Relations of Medical Data International, a healthcare information company, and from May 1993 to December 1993 she was President and Chief Operating Officer at Vesica Medical, Inc., a medical device company. From July 1990 to April 1993, Ms. Russell served as Vice President of Marketing and Sales at Cellcor, Inc., a biotechnology firm. Ms. Russell holds an M.B.A. degree from Simmons College, a B.S. degree from Emmanuel College and an R.N. degree from Massachusetts General Hospital.

     Michael D. Stoop, Vice President, Research and Development -- Mr. Stoop was promoted to Vice President, Research and Development in April 1996 after holding various senior engineering positions since joining the Company in June 1988. Prior to joining VitalCom he was a co-founder of a publicly-traded telecommunications company, where he served as Vice President of Software Development from 1980-1988. Mr. Stoop holds an M.A. in Psychology from Pepperdine University and a B.S. in Business Administration from the University of Redlands.

     Shelley B. Thunen, Vice President, Finance, Chief Financial Officer and Corporate Secretary -- Ms. Thunen has served as Vice President, Finance and Chief Financial Officer of the Company since August 1992. Prior to joining the Company, Ms. Thunen served as the Vice President -- Finance of Hybrid Designs, Inc., a manufacturer of hybrid microelectronic circuits, from August 1990 to August 1992 and concurrently from January 1992 through August 1992 served as General Manager of a related company. Prior to August 1990, Ms. Thunen was a financial consultant specializing in company turnarounds and served in various financial management capacities at several technology-based companies, including as Chief Financial Officer of a publicly traded computer company. Ms. Thunen holds an M.B.A. degree and a B.A. degree in Economics from the University of California at Irvine.

     Melvin R. Waite, Vice President, Operations -- Mr. Waite has served as Vice President, Operations of the Company since November 1995. From September 1985 to November 1995, Mr. Waite served as the Director of Quality with responsibility for quality assurance and quality control in the United States and Mexico and held previous positions as the Materials Manager and Manufacturing Manager at Alps Electric, a computer manufacturer. Mr. Waite holds certificates from the Managerial Effectiveness Program and Supervisory Development Program at the University of California at Irvine.

ITEM 11.  EXECUTIVE COMPENSATION

     Information concerning executive compensation appears in the Company's Proxy Statement under the caption "Executive Compensation" and is incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning the security ownership of certain beneficial owners and management appears in the Company's Proxy Statement under the caption "Election of Directors" and is incorporated herein by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions appears in the Company's Proxy Statement under "Election of Directors" and is incorporated herein by this reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Form 10-K:

         (1) Financial Statements. The following Financial Statements of VitalCom Inc. and Independent Auditors' Report are filed as part of this report.

               Independent Auditors' Report

               Balance Sheets at December 31, 1996 and 1995

               Statements of Operations for the years ended December 31, 1996, 1995 and 1994

               Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1996, 1995 and 1994

               Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

               Notes to Financial Statements

         (2) Financial Statement Schedules. The following financial statement schedule of VitalCom Inc. are filed as part of this report and should be read in conjunction with the Financial Statements of VitalCom Inc.

               Schedule II -- Valuation and Qualifying Accounts

               Schedules not filed herein are omitted because of the absence of conditions under which they are required or because the information called for is shown in the financial statements or notes thereto.

     (b) Reports on Form 8-K:

         None

     (c) Exhibits

EXHIBIT NO.                                   DESCRIPTION OF EXHIBIT
-----------                                   ----------------------
     3.1      Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.(1)
     3.2      Amended and Restated Bylaws of the Registrant, as currently in effect.(1)
     4.1      Specimen Common Stock Certificate.(1)
     4.2      Form of Voting Agreement among the Registrant, Warburg, Pincus Ventures, L.P., ABS
              Capital Partners, L.P. and Donald W. Judson.(1)
    10.1      Registrant's 1993 Stock Option Plan, as amended, and forms of agreement thereunder.(2)
    10.2      Registrant's 1996 Employee Stock Purchase Plan.(1)
    10.3      Lease dated July 28, 1995 between Catellus Development Corporation as Landlord and
              Registrant as Tenant.(1)
    10.4      Warburg Securities Purchase Agreement dated as of June 1, 1995 by and among the
              Registrant, Warburg, Pincus Ventures, L.P., ABS Capital Partners, L.P., Vertical Fund
              Associates, L.P., Vertical Partners, L.P. and BT Capital Partners, Inc.(1)
    10.5      Form of Indemnification Agreement between the Registrant and its executive officers and directors.(1)
    10.6      Form of Employment Agreement between the Registrant and certain of its executive officers.(1)
    10.7      Form of Employee Severance Agreement with certain of the Registrant executive officers.(1)
    10.8      Management Bonus Plan.(1)
    10.9      Registrant's 1996 Director Option Plan.(1)
    10.10     Registrant's 1996 Stock Option Plan and related agreements.(3)

EXHIBIT NO.                                   DESCRIPTION OF EXHIBIT
-----------                                   ----------------------
    10.11     Promissory Note Secured by Deed of Trust dated October 17, 1996 of David L.
              Schlotterbeck in favor of the Registrant.(3)
    10.12     Loan Agreement between the Registrant and Silicon Valley Bank dated February 26, 1993, as amended through August 6, 1996.
    11.1      Statement regarding computation of pro forma net income per share.
    23.1      Independent Auditors' Consent.
    24.1      Power of Attorney (Included on page 38 hereof).
    27        Financial Data Schedule

---------------
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-00268-LA) in the form in which it was declared effective on February 13, 1997.

(2) Incorporated by reference to the Registrant's Registration Statement on Form S-8/S-3 (File No. 333-03727).

(3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          VitalCom Inc.

                                          By: /s/ DONALD W. JUDSON

                                            ------------------------------------
                                            Donald W. Judson
                                            President and Chief Executive
                                              Officer

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Donald W. Judson and Shelley B. Thunen and each of them, jointly and severally, his or her attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on March 27, 1997 in the capacities indicated.

                  SIGNATURE                                     TITLE
---------------------------------------------  ---------------------------------------
/s/ DONALD W. JUDSON                           Chairman of the Board,
---------------------------------------------  President and Chief Executive Officer
Donald W. Judson                               (Principal Executive Officer)

/s/ SHELLEY B. THUNEN                          Vice President -- Finance and Chief
---------------------------------------------  Financial Officer (Principal Financial
Shelley B. Thunen                              and Accounting Officer)

/s/ JACK W. LASERSOHN                          Director
---------------------------------------------
Jack W. Lasersohn

/s/ DAVID L. SCHLOTTERBECK                     Vice Chairman of the Board
---------------------------------------------
David L. Schlotterbeck

/s/ ELIZABETH H. WEATHERMAN                    Director
---------------------------------------------
Elizabeth H. Weatherman

/s/ TIMOTHY T. WEGLICKI                        Director
---------------------------------------------
Timothy T. Weglicki

                                 EXHIBIT INDEX

                                                                                          SEQUENTIALLY
                                                                                            NUMBERED
EXHIBIT NO.                            DESCRIPTION OF EXHIBIT                                 PAGES
-----------                            ----------------------                             -------------
     3.1      Amended and Restated Certificate of Incorporation of the Registrant, as
              currently in effect.(1)
     3.2      Amended and Restated Bylaws of the Registrant, as currently in effect.(1)
     4.1      Specimen Common Stock Certificate.(1)
     4.2      Form of Voting Agreement among the Registrant, Warburg, Pincus Ventures,
              L.P., ABS Capital Partners, L.P. and Donald W. Judson.(1)
    10.1      Registrant's 1993 Stock Option Plan, as amended, and forms of agreement thereunder.(2)
    10.2      Registrant's 1996 Employee Stock Purchase Plan.(1)
    10.3      Lease dated July 28, 1995 between Catellus Development Corporation as
              Landlord and Registrant as Tenant.(1)
    10.4      Warburg Securities Purchase Agreement dated as of June 1, 1995 by and among the Registrant, Warburg, Pincus Ventures, L.P., ABS Capital
              Partners, L.P., Vertical Fund Associates, L.P., Vertical Partners, L.P.
              and BT Capital Partners, Inc.(1)
    10.5      Form of Indemnification Agreement between the Registrant and its executive officers and directors.(1)
    10.6      Form of Employment Agreement between the Registrant and certain of its executive officers.(1)
    10.7      Form of Employee Severance Agreement with certain of the Registrant executive officers.(1)
    10.8      Management Bonus Plan.(1)
    10.9      Registrant's 1996 Director Option Plan.(1)
    10.10     Registrant's 1996 Stock Option Plan and related agreements.(3)
    10.11     Promissory Note Secured by Deed of Trust dated October 17, 1996 of David
              L. Schlotterbeck in favor of the Registrant.(3)
    10.12     Loan Agreement between the Registrant and Silicon Valley Bank dated
              February 26, 1993, as amended through August 6, 1996.
    11.1      Statement regarding computation of pro forma net income per share.(1)
    23.1      Independent Auditors' Consent.
    24.1      Power of Attorney (Included on page 37 hereof).
    27        Financial Data Schedule

---------------
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-00268-LA) in the form in which it was declared effective on February 13, 1997.

(2) Incorporated by reference to the Registrant's Registration Statement on Form S-8/S-3 (file No. 333-03727).

(3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.