Form 10-K405/A
period 1996-12-31
VITALCOM INC
filed 1997-03-31
CIK 1006026

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A

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

DELOITTE & TOUCHE LLP
Costa Mesa, California
February 14, 1997

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

                                          VitalCom Inc.

                                          By: /s/ DONALD W. JUDSON

                                            ------------------------------------
                                            Donald W. Judson
                                            President and Chief Executive
                                              Officer

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Donald W. Judson and Shelley B. Thunen and each of them, jointly and severally, his or her attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Report on Form 10-K/A, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on March 31, 1997 in the capacities indicated.

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