Form 10-Q
period 1997-03-31
VITALCOM INC
filed 1997-05-12
CIK 1006026

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended  March 31, 1997
                              -----------------------------
                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________________to________________________


Commission file number    0-27588
                      -----------------------

                                  VITALCOM INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                             3662                         33-0538926
(State or other jurisdiction of    (Primary Standard or Industrial       (I.R.S. Employer
  incorporation organization)        Classification Code Number)      Identification Number)

                              15222 DEL AMO AVENUE
                            TUSTIN, CALIFORNIA 92780
                                 (714) 546-0147
          (Address and telephone number of principal executive offices)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X]  No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 2, 1997, there were 8,009,503 shares outstanding of the issuer's common stock.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  VITALCOM INC.

                                 BALANCE SHEETS




                                                        --------------------------------------
                                                           MARCH 31,          DECEMBER 31,
                                                             1997                 1996
                                                        ----------------    ------------------
                                                          (UNAUDITED)
                                          ASSETS
Current assets
       Cash and cash equivalents                          $ 17,434,550      $ 20,120,203
       Accounts receivable, net                              2,736,002         2,299,360
       Inventories                                           3,092,645         3,191,043
       Prepaid expenses                                        458,736           361,272
       Income tax refund receivable                          2,660,064         2,874,276
                                                          ------------      ------------
         Total current assets                               26,381,997        28,846,154

Property
       Machinery and equipment                               1,359,337         1,352,898
       Office furniture and computer equipment               1,889,604         1,820,607
       Leasehold improvements                                   67,919            67,919
                                                          ------------      ------------
                                                             3,316,860         3,241,424
       Less accumulated amortization and depreciation       (1,128,833)         (976,328)
                                                          ------------      ------------
         Property, net                                       2,188,027         2,265,096

Other assets                                                   165,626           140,101
Goodwill, net                                                  659,031           669,525
                                                          ------------      ------------
                                                          $ 29,394,681      $ 31,920,876
                                                          ============      ============

                                  VITALCOM INC.

                                                                                --------------------------------
                                                                                    MARCH 31,       DECEMBER 31,
                                                                                      1997              1996
                                                                                --------------    --------------
                                                                                  (UNAUDITED)

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable                                                          $  1,002,426      $  1,085,972
       Accrued payroll and related costs                                              864,486           875,344
       Accrued warranty costs                                                         944,308           951,381
       Accrued marketing commitments                                                  110,908           309,377
       Other accrued liabilities                                                    1,600,228         1,623,278
       Current portion of capital lease obligations                                    21,120            21,120
                                                                                 ------------      ------------
            Total current liabilities                                               4,543,476         4,866,472


Capital lease obligations, less current portion                                        77,349            81,834
Redeemable preferred stock, 5,000,000 shares authorized,
       $.001 par value; no shares issued and outstanding
       at December 31, 1996 and March 31, 1997, respectively                             --                --

Stockholders' equity (deficit):
       Common stock, including paid-in capital, $.0001 par value; 25,000,000 shares authorized, 7,983,688 and 7,942,688 shares
         issued and outstanding at March 31, 1997 and December 31, 1996,           36,834,256        36,832,936
         respectively
       Accumulated deficit                                                        (12,060,400)       (9,860,366)
                                                                                 ------------      ------------
            Net stockholders' equity                                               24,773,856        26,972,570
                                                                                 ------------      ------------
                                                                                 $ 29,394,681      $ 31,920,876
                                                                                 ============      ============

                                  VITALCOM INC.

                            STATEMENTS OF OPERATIONS





                                                      ----------------------------
                                                           THREE MONTHS ENDED
                                                                 MARCH 31,
                                                          1997            1996
                                                      ------------    ------------
                                                               (UNAUDITED)
Revenues:
  Facility wide networks                              $ 1,785,386      $ 2,959,973
  Departmental products                                 2,187,978        3,009,134
                                                      -----------      -----------
       Total revenues                                   3,973,364        5,969,107


Cost of revenues                                        2,282,602        2,532,250

Gross profit                                            1,690,762        3,436,857
                                                      -----------      -----------

Operating expenses:
  Sales and marketing                                   2,361,460        2,106,225
  Research and development                              1,069,357          918,348
  General and administration                              675,678          517,763
                                                      -----------      -----------
      Total operating expenses                          4,106,495        3,542,336

                                                      -----------      -----------
Operating loss                                         (2,415,733)        (105,479)

Other income, net                                         222,997          107,414

                                                      -----------      -----------
Income (loss) before provision for income taxes        (2,192,736)           1,935

Provision for income taxes                                  7,300              841

Net income (loss)                                     $(2,200,036)     $     1,094
                                                      ===========      ===========


Pro forma and net income (loss)  per common share     $     (0.28)     $      0.00
                                                      ===========      ===========

Pro forma and weighted average common shares            7,958,274        7,115,598
                                                      ===========      ===========

                                  VITALCOM INC.

                            STATEMENTS OF CASH FLOWS

                                                                                               -----------------------------------
                                                                                                      THREE MONTHS ENDED
                                                                                                           MARCH 31,
                                                                                                    1997                 1996
                                                                                               ---------------      ---------------
                                                                                                            (UNAUDITED)
Cash flows from operating activities:
       Net income (loss)                                                                          $ (2,200,036)        $      1,094
       Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
       Depreciation and amortization                                                                   156,789              127,452
       Loss on disposal of property                                                                      6,211                7,053
       Changes in operating assets and liabilities:
            Accounts receivable                                                                       (436,641)           1,714,927
            Inventories                                                                                 98,398             (679,260)
            Income taxes receivable                                                                    214,213             (312,127)
            Prepaid expenses and other current assets                                                  (97,465)             (52,362)
            Accounts payable                                                                           (83,546)             238,763
            Accrued payroll and related costs                                                          (10,858)            (360,394)
            Accrued warranty costs                                                                      (7,073)              24,584
            Accrued marketing commitments                                                             (198,469)              53,824
            Accrued liabilities                                                                        (23,051)            (260,919)
                                                                                                  ------------         ------------
                    Net cash (used in ) provided by operating activities                            (2,581,528)             502,635

Cash flows from investing activities:
       Purchases of property                                                                           (75,436)            (220,937)
       (Increase) decrease in other assets                                                             (25,525)             198,186
                                                                                                  ------------         ------------
            Net cash used in investing activities                                                     (100,961)             (22,751)

Cash flows from financing activities:
       Repayment of capital lease obligation and long-term debt                                         (4,484)          (1,547,153)
       Net proceeds from issuance of common stock                                                        1,320           25,659,945
                                                                                                  ------------         ------------
            Net cash (used in) provided by financing activities                                         (3,164)          24,112,792

Net  (decrease) increase in cash and cash equivalents                                               (2,685,653)          24,592,676

Cash and cash equivalents, beginning of period                                                      20,120,203            2,163,645
                                                                                                  ------------         ------------
Cash and cash equivalents, end of period                                                          $ 17,434,550         $ 26,756,321
                                                                                                  ============         ============

Supplemental disclosures of cash flow information:
  Interest paid                                                                                   $      6,211         $     40,361
  Income taxes paid                                                                               $      7,956         $    380,600

                                  VITALCOM INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. BASIS OF PRESENTATION

The interim condensed financial statements included herein have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K/A for the year ended December 31, 1996 and filed with the SEC. In the opinion of management, the condensed financial statements included herein reflect all normal, recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 1997, and the results of its operations and its cash flows for the three-month periods ended March 31, 1996 and 1997. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

2. STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

Net income per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. For the three-month periods ended March 31, 1996 and 1997 weighted average common and common equivalent shares include common shares and stock options using the treasury stock method. For the three-month period ended March 31, 1997, the adjusted weighted average shares were equal to the basic weighted average shares due to the anti-dilutive effect the conversion of options would have given the Company's net loss for the period.

3. STOCK PLANS

Stock Option Plans - The following is a summary of stock option transactions under the 1993 Stock Option Plan (the "1993 Plan") for the three months ended March 31, 1997:

                                                                                   NUMBER OF
                                          NUMBER OF           PRICE PER             OPTIONS
                                           SHARES               SHARE             EXERCISABLE
                                         ----------        ---------------        -----------
Balance, December 31, 1996                660,224          $0.60 to $15.75
 Granted                                  283,000          $4.75 to $5.50
 Exercised                                 (1,000)              $1.28
 Canceled                                (203,114)         $4.75 to $6.00
                                         ==========        ===============
Balance, March 31,1997                    739,110          $0.60 to $15.75          248,603
                                         ==========        ===============


At March 31, 1997, 22,176 options were available for grant the 1996 Plan.


The following is a summary of stock option transactions under the 1996 Stock Option Plan (the "1996 Plan") for the three months ended March 31, 1997:

                                        NUMBER OF           PRICE PER
                                         SHARES               SHARE
                                         -------          --------------
 Balance, December 31, 1996              55,600           $5.50 to $6.00
    Granted                              35,500               $4.97
    Canceled                             (6,000)              $6.00
                                         =======          ==============
    Balance, March 31, 1997              85,100           $4.97 to $6.00
                                         =======          ==============

At March 31, 1997, 14,900 options were available for grant under the 1996 Plan and no options were exercisable.

The following is a summary of stock option transactions under the 1996 Director Option Plan (the "Director Plan") for the three months ended March 31, 1997:

                                    NUMBER OF           PRICE PER
                                     SHARES               SHARE
                                     -------             -------

Balance, December 31, 1996               0
              Granted                6,000               $4.97
                                     =====               =====
   Balance, March 31, 1997           6,000               $4.97
                                     =====               =====

As of March 31, 1997 54,000 options were available for grant under the Director Plan and no options were exercisable.

The Company has reserved an aggregate of 150,000 shares of Common Stock for issuance under its 1996 Employee Stock Purchase Plan (the "ESPP"). The ESPP was adopted by the Board of Directors in January 1996 and approved by the Company's stockholders prior to the consummation of the Company's initial public offering in February 1996. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended, and permits eligible employees of the Company to purchase Common Stock through payroll deductions of up to 10% of their compensation provided that no employee may purchase more than $25,000 worth of stock in any calendar year. The ESPP was implemented by an offering period commencing on February 14, 1996 and ending on the last business day in the period ending October 31, 1996. Each subsequent offering period (an "Offering Period") will commence on the day following the end of the prior Offering Period and will have a duration of six months. The price of Common Stock purchased under the ESPP will be 85% of the lower of the fair market value of the Common Stock on the first or last day of each offering period. The ESPP will expire in the year 2006. In the year ended December 31, 1996 the Company issued 32,815 shares of Common Stock under the ESPP for $153,410. At March 31, 1997, $101,901 had been withheld from employee earnings for stock purchases under the ESPP.

New Accounting Pronouncement--In March 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, `Earnings Per Share'. This new standard requires dual presentation of basic and diluted earnings per share (EPS) on the face of the earnings statement and requires a reconciliation of the numerators and denominators of basic and diluted EPS calculations. This statement will be effective for the Company's 1997 fiscal year. The Company's current EPS calculation conforms to basic EPS. Diluted EPS will not be materially different from basic EPS since potential common shares in the form of stock options are not materially dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     CERTAIN STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING THE INFORMATION SET FORTH IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH FORWARD-LOOKING STATEMENTS INCLUDE THOSE REGARDING THE COMPANY'S WORKING CAPITAL POSITION AND IMPROVING SALES FORCE PRODUCTIVITY. ACTUAL RESULTS MAY VARY SUBSTANTIALLY FROM THESE FORWARD LOOKING STATEMENTS FOR MANY REASONS. SEE ALSO MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS - FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS, INCLUDED IN THE COMPANY'S FORM 10-K/A FOR THE YEAR ENDED DECEMBER 31, 1996, ON FILE WITH THE SECURITIES AND EXCHANGE COMMISSION . ADDITIONAL INFORMATION IS AVAILABLE IN OTHER COMPANY REPORTS AND OTHER DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.


GENERAL

     The Company provides facility-wide computer networks that acquire, interpret and distribute real-time patient monitoring information. The Company's networks acquire physiologic data generated by proprietary ambulatory ECG monitors and other manufacturers' bedside equipment located throughout a healthcare facility. The Company's products are sold directly to acute care hospitals and integrated healthcare delivery networks ("IHDNs") and on an OEM basis to patient monitoring equipment manufacturers.

     During the quarter ended March 31, 1997 direct sales of the Company's facility-wide computer networks of $1,785,386 were 39.7% lower than the $2,959,973 achieved in the same quarter in 1996. The Company believes that the reduction in sales resulted from a mid-1996 restructuring of the sales force and implementation of a new selling method focused on quantifying the financial benefits and re-engineering opportunities enabled by its facility-wide network. These changes shifted the Company's sales strategy from a clinical to a financial and information systems focus. This new strategy lengthened the sales cycle and disrupted focus on the Company's selling its core competency in clinical applications. Although direct sales of facility-wide networks in the quarter ended March 31, 1997 were 33.5% higher than the preceding quarter ended December 31, 1996, and the Company believes that sales force productivity will continue to increase in 1997, there can be no assurance that the Company's sales efforts will result in sequentially increasing or historical sales levels in future periods.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996

Total Revenues. Total revenues consist of revenue from sales of facility-wide networks and departmental products, together with fees for installation and servicing of products. Total revenues for the first quarter were $3,973,364, compared to $5,969,107 achieved in the same period in 1996 and $3,496,151 in the fourth quarter of 1996. Revenues in the first quarter of 1997 were 33.4% lower than the same period in 1996, reflecting a 39.7% decrease in the Company's sales of facility-wide network systems and a 27.3% decrease in departmental products from the comparable period a year ago. When compared to the fourth quarter of 1996, total revenues were up 13.6%, with facility-wide sales increasing 33.5% over the fourth quarter of 1996 and departmental sales up 1.4% from the fourth quarter of 1996. Facility-wide network sales represented 44.9% of the revenues in the quarter ended March 31, 1997 compared to 49.6% for the same quarter a year ago.

Gross Profit. Cost of revenues sold generally includes material, direct labor, overhead and, for facility-wide networks, installation expenses. Gross profits in the first quarter of 1997 were 42.6% of revenues as compared to 57.6% in the first quarter of 1996. Total gross profit decreased 50.8% to $1,690,762 in the first quarter of 1997 from $3,436,897 in the first quarter of 1996, on a 33.4% decrease in revenues. The decrease in gross profit in the first quarter of 1997 as compared to the first quarter of 1996 was due to lower revenues with fixed costs in overhead constituting a higher percentage of revenues. In the first quarter of 1997, the Company accrued one-time costs of $155,000 associated with the termination of the Vice President of Operations; without this charge, gross profit would have been 3.9% higher, or 46.5% of revenues.

Sales and Marketing Expenses. Sales and marketing expenses include payroll, commissions and related costs attributable to direct and OEM sales and marketing personnel, travel and entertainment expenses, and other promotional expenses. Sales and marketing expenses of $2,361,460 were 59.4% of revenues in the first quarter of 1997 compared to $2,106,225 in the first quarter of 1996, or 35.3% of revenues in the comparable period a year ago. The $255,235 increase in sales and marketing expenses in the first quarter of 1997 as compared to the first quarter of 1996 was primarily attributable to an increase in sales and marketing payroll and related support and travel and entertainment expenses associated with the increased number of sales and marketing personnel.

Research and Development Expenses. Research and development expenses include payroll and related costs attributable to research and development personnel, prototyping expenses and other costs. Research and development expenses of $1,069,357 were 26.9% of revenues in the first quarter of 1997 as compared to $918,348 or 15.4% of revenues for the first quarter of 1996. The $151,014 increase in the first quarter of 1997 as compared to the first quarter of 1996 was due primarily to an increase in the number of research and development personnel and an increasing number of projects.

General and Administrative Expenses. General and administrative expense includes accounting, finance, MIS, human resources, general administration, executive officers and professional fee expenses. General and administrative expenses in the first quarter of 1997 were $675,678, or 17.0% of revenues, as compared to $517,763, or 8.7% of revenues for the same period in 1996. The $157,915 increase in the first quarter of 1997 as compared to the first quarter of 1996 was attributable to an increase in the number of administrative employees and the costs associated with being a public company.

Other Income, Net. Other income, net consists primarily of interest income from short term investments. Other income, net improved from $107,414 for the first quarter of 1996 to $222,997 for the first quarter of 1997. The improvement resulted from the payoff of the Company's long term debt in February 1996 which caused a reduction in interest expense.

Provision for Income Taxes: The Company's effective tax rate for the first quarter of 1996 was 43.5%, consisting of a federal income tax rate of 33.8%, combined with a weighted average state income tax rate of 9.7%. In the first quarter of 1997, the Company's tax provision was $7,300, representing minimum tax payments to various states. In the first quarter of 1997 a tax benefit for net operating losses was not recognized as all federal tax loss carrybacks were recognized in 1996.


LIQUIDITY AND CAPITAL RESOURCES


     The Company has historically financed its operations, including capital expenditures, through cash flow from operations, cash and cash equivalent balances, a bank line of credit and long-term debt. During the first quarter of 1996, the Company issued 2,300,000 shares of common stock in its initial public offering, raising $25.6 million, net of expenses.

     In the first quarter of 1997, the Company used cash from operating activities of $2,581,528 to fund a $2,200,036 net loss and an increase in accounts receivable and generated cash through a decrease in income taxes receivable. In the same period approximately $104,000 of cash was used for investing and financing activities.

     In the first quarter of 1996, the Company generated approximately $24.1 million of cash from financing activities which consisted of $25.6 million, net, from the sale of 2,300,000 shares of common stock in the Company's initial public offering and used $1.5 million to pay off long-term debt. The Company used $22,751 for investing activities which consisted of $220,937 for purchases of property and generated $198,186 from other assets. In the first quarter of 1996 the Company generated $502,635 from operating activities through collections on accounts receivable which was used in targeted inventory procurement as well as reducing accrued liabilities.

     At December 31, 1995, the Company had a secured promissory note in the amount of $1,541,667 due to Silicon Valley Bank which bore interest at the bank's prime rate plus 3.0% (11.75% at December 31, 1995) per annum, payable monthly in arrears. In February 1996 the Company paid the loan off in full, without pre-payment penalty. In August 1996, the Company entered into a secured lending arrangement (the "Agreement") with Silicon Valley Bank, providing for a $5.0 million revolving line of credit bearing interest at the bank's prime rate. The bank does not have a security interest in any of the Company's assets unless the Company is borrowing under the line of credit and fails to comply with certain financial covenants. The Agreement expires in August 1997 and has certain financial and other covenants. At March 31, 1997, there were no borrowings outstanding under the Agreement and the Company was in compliance with all covenants. As such the bank held no security interest in any of the Company's assets.

     The Company's principal commitment at March 31, 1997 consisted of a lease on its office and manufacturing facility. The Company expects to spend approximately $1.5 million for capital expenditures during 1997.

     The Company believes that existing cash resources, cash flows from operations, if any, and line of credit facilities will be sufficient to fund the Company's operations for at least the next twelve months.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

     10.1 Second Amendment to Employment Agreement dated January 1, 1997 between the Registrant and David L. Schlotterbeck

     10.2 Consulting Agreement dated January 1, 1997 between the Registrant and David L. Schlotterbeck

     10.3 Outside Board of Directors Agreement dated February 20, 1997 between the Registrant and David L. Schlotterbeck

     10.4 Stock Option Amendment Agreement dated February 20, 1997 between the Registrant and David L. Schlotterbeck

     27.1 Financial Data Schedule

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the reporting period.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 12, 1997.



                                      VITALCOM INC.



                                      /s/ Donald W. Judson
                                      -------------------------------------
                                      Donald W. Judson
                                      President, Chief Executive Officer



                                      /s/ Shelley B. Thunen
                                      -------------------------------------
                                      Shelley B. Thunen
                                      Vice President Finance and
                                      Chief Financial Officer