Form 10-Q
period 1997-06-30
VITALCOM INC
filed 1997-08-11
CIK 1006026

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
 X                THE SECURITIES EXCHANGE ACT OF 1934
---

For the quarterly period ended                June 30, 1997
                               -------------------------------------------------

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________to_____________________

Commission file number        0-27588
                      ------------------------

                                  VITALCOM INC.
             (Exact name of registrant as specified in its charter)


            DELAWARE                         3662                    33-0538926
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 7, 1997, there were 8,012,396 shares outstanding of the issuer's common stock.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                  VITALCOM INC.
                                 BALANCE SHEETS

                                                                                   ---------------------------------
                                                                                     JUNE 30,        DECEMBER 31,
                                                                                       1997              1996
                                                                                   --------------   ----------------
                                                                                    (UNAUDITED)
                                             ASSETS
Current assets
      Cash and cash equivalents                                                  $    18,360,896  $      20,120,203
      Accounts receivable, net                                                         2,612,214          2,299,360
      Inventories                                                                      2,814,929          3,191,043
      Prepaid expenses                                                                   482,517            361,272
      Income tax refund receivable                                                       156,308          2,874,276
                                                                                   --------------   ----------------
        Total current assets                                                          24,426,864         28,846,154

Property
      Machinery and equipment                                                          1,365,052          1,352,898
      Office furniture and computer equipment                                          1,993,209          1,820,607
      Leasehold improvements                                                              87,351             67,919
                                                                                   --------------   ----------------
                                                                                       3,445,611          3,241,424
      Less accumulated amortization and depreciation                                 (1,303,940)          (976,328)
                                                                                   --------------   ----------------
        Property, net                                                                  2,141,672          2,265,096

Other assets                                                                             323,371            140,101
Goodwill, net                                                                            648,537            669,525
                                                                                    -------------   ----------------
                                                                                 $    27,540,444  $      31,920,876
                                                                                   ==============   ================

                                  VITALCOM INC.
                          BALANCE SHEETS - (CONTINUED)

                                                                                 ----------------------------------
                                                                                    JUNE 30,         DECEMBER 31,
                                                                                      1997               1996
                                                                                 ---------------  -----------------
                                                                                   (UNAUDITED)

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                         $        337,577   $      1,085,972
      Accrued payroll and related costs                                               1,030,288            875,344
      Accrued warranty costs                                                            924,402            951,381
      Accrued marketing commitments                                                           -            309,377
      Accrued liabilities                                                             1,508,128          1,623,278
      Current portion of capital lease obligations                                       21,120             21,120
                                                                                 ---------------  -----------------
           Total current liabilities                                                  3,821,515          4,866,472

Capital lease obligations, less current portion                                          71,804             81,834
Redeemable preferred stock, 5,000,000 shares authorized,
      $.001 par value; no shares issued and outstanding
      at June 30, 1997 and December 31, 1996, respectively                                    -                  -
Stockholders' equity (deficit):
      Common stock, including paid-in capital, $.0001 par value; 25,000,000 shares authorized, 8,009,646 and 7,942,688 shares
        issued and outstanding at June 30, 1997 and December 31, 1996,               36,938,379         36,832,936
        respectively
      Accumulated deficit                                                          (13,291,254)        (9,860,366)
                                                                                 ---------------  -----------------
           Net stockholders' equity                                                  23,647,125         26,972,570
                                                                                 ---------------  -----------------
                                                                               $     27,540,444   $     31,920,876
                                                                                 ===============  =================

                                  VITALCOM INC.
                            STATEMENTS OF OPERATIONS

                                                     ----------------------------------   ----------------------------------
                                                            THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                 JUNE 30,                              JUNE 30,
                                                         1997               1996               1997                1996
                                                     --------------    ----------------   ------------------   -------------
                                                                (UNAUDITED)                        (UNAUDITED)
Revenues:
  Facility-wide networks ............................$   2,059,426   $       3,243,007      $     3,844,812    $   6,202,980
  Departmental products  ............................    3,570,173           2,761,896            5,758,151        5,771,030
                                                     --------------    ----------------       --------------     ------------
      Total revenues         ........................    5,629,599           6,004,903            9,602,963       11,974,010

Cost of sales       .................................    3,000,656           2,707,340            5,283,258        5,239,590
                                                     --------------    ----------------       --------------     ------------

Gross profit        .................................    2,628,943           3,297,563            4,319,705        6,734,420

Operating expenses           ........................
  Sales and marketing                   .............    2,290,038           2,170,482            4,651,498        4,276,707
  Research and development              .............    1,219,890           1,223,029            2,289,247        2,141,377
  General and administration            .............      582,542             606,284            1,258,220        1,124,047
      Total operating expenses                           4,092,470           3,999,795            8,198,965        7,542,131
                                                     --------------    ----------------       --------------     ------------
Operating loss               ........................  (1,463,527)           (702,232)          (3,879,260)        (807,711)

Other income, net                       .............      238,963             302,959              461,960          410,373
                                                     --------------    ----------------       --------------     ------------
Loss before provision for income taxes                 (1,224,564)           (399,273)          (3,417,300)        (397,338)

Provision (benefit) for income taxes    .............        6,290           (173,322)               13,590        (172,481)
                                                     --------------    ----------------       --------------     ------------
Net loss            .................................$ (1,230,854)   $       (225,951)      $   (3,430,890)    $   (224,857)
                                                     ==============    ================       ==============     ============
Pro forma net loss
 and net loss per common share                       $      (0.15)   $          (0.03)      $        (0.43)    $     (0.03)

Weighted average common shares                           8,001,354           8,225,982            7,992,521       7,579,145

                                  VITALCOM INC.
                            STATEMENTS OF CASH FLOWS

                                                                        ---------------------------------------
                                                                                   SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                                              1997                 1996
                                                                        ------------------   -----------------
Cash flows from operating activities:                                                  (UNAUDITED)
      Net (loss)                                                      $       (3,430,890)  $        (224,857)
      Adjustments to reconcile net income (loss) to
      net cash (used in) provided by operating activities:
      Depreciation and amortization                                               360,544             235,556
      Loss on disposal of property                                                  7,759              10,000
      Changes in operating assets and liabilities:
           Accounts receivable                                                  (312,854)             848,264
           Inventories                                                            376,114           (986,337)
           Income taxes receivable                                              2,717,968           (249,994)
           Prepaid expenses and other current assets                            (304,515)            (63,956)
           Accounts payable                                                     (748,395)           (189,202)
           Accrued payroll and related costs                                      154,944           (115,457)
           Accrued warranty costs                                                (26,978)              45,234
           Customer deposits                                                            -              57,456
           Accrued marketing commitments                                        (309,377)                   -
           Income taxes payable                                                         -           (312,127)
           Accrued liabilities                                                  (115,151)           (174,561)
                                                                        ------------------   -----------------
                 Net cash used in operating activities                        (1,630,831)         (1,119,981)

Cash flows from investing activities:
      Purchases of property                                                     (244,877)           (578,797)
      (Increase) decrease in other assets                                          20,988             181,264
                                                                        ------------------   -----------------
           Net cash used in investing activities                                (223,889)           (397,533)

Cash flows from financing activities:
      Repayment of capital lease obligation and long-term debt                   (10,030)         (1,549,160)
      Net proceeds from issuance of common stock                                  105,443          25,656,377
                                                                        ------------------   -----------------
           Net cash provided by financing activities                               95,413          24,107,217

Net  (decrease) increase in cash and cash equivalents                         (1,759,307)          22,589,703

Cash and cash equivalents, beginning of period                                 20,120,203           2,163,645
                                                                        ------------------   -----------------
Cash and cash equivalents, end of period                              $        18,360,896  $       24,753,348
                                                                        ==================   =================
Supplemental disclosures of cash flow information:
  Interest paid                                                       $            20,395  $            3,169
  Income taxes paid                                                   $             7,956  $          386,400

                                  VITALCOM INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. BASIS OF PRESENTATION

The interim condensed financial statements included herein have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K/A for the year ended December 31, 1996 filed with the SEC. In the opinion of management, the condensed financial statements included herein reflect all normal, recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 1997, and the results of its operations and its cash flows for the three-month and six-month periods ended June 30, 1996 and 1997. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

2. STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

Net income per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. For the three-month and six-month periods ended June 30, 1996 the weighted average common and common equivalent shares include common shares and stock options using the treasury stock method. For the three-month and six-month periods ended June 30, 1997, the adjusted weighted average shares were equal to the basic weighted average shares due to the anti-dilutive effect the conversion of options would have given the Company's net loss for the period.

3. STOCK PLANS

Stock Option Plans - The following is a summary of stock option transactions under the 1993 Stock Option Plan (the "1993 Plan") for the six months ended June 30, 1997:

                                                                                                   NUMBER OF
                                              NUMBER OF                    PRICE PER                OPTIONS
                                                SHARES                       SHARE                EXERCISABLE
                                        -----------------------      ----------------------      ---------------
Balance, January 1, 1997                               660,224          $0.60 to $15.75
  Granted                                              283,000          $4.75 to $5.50
  Exercised                                            (1,250)               $1.28
  Canceled                                           (223,620)          $4.75 to $6.00
                                        =======================
Balance, June 30, 1997                                 718,354          $0.60 to $15.75                 259,795
                                        =======================

At June 30, 1997, 793,704 options were available for grant in the 1993 Plan.

The following is a summary of stock option transactions under the 1996 Stock Option Plan (the "1996 Plan") for the six months ended June 30, 1997:

                                              NUMBER OF                    PRICE PER
                                                SHARES                       SHARE
                                        -----------------------      ----------------------
Balance, January 1, 1997                                55,600          $5.50 to $6.00
  Granted                                               35,500               $4.97
  Canceled                                            (12,500)               $6.00
                                        =======================
Balance, June, 1997                                     78,600          $4.97 to $6.00
                                        =======================

         At June 30, 1997, 21,400 options were available for grant under the 1996 Plan and no options were exercisable.


The following is a summary of stock option transactions under the 1996 Director Option Plan (the "Director Plan") for the six months ended June 30, 1997:

                                              NUMBER OF                    PRICE PER
                                                SHARES                       SHARE
                                        -----------------------      ----------------------
Balance, January 1, 1997                                     0
  Granted                                                 6,000              $4.97
                                        =======================
Balance, June 30, 1997                                   6,000               $4.97
                                        =======================


As of June 30, 1997 54,000 options were available for grant under the Director Plan and no options were exercisable.

The Company has reserved an aggregate of 150,000 shares of Common Stock for issuance under its 1996 Employee Stock Purchase Plan (the "ESPP"). The ESPP was adopted by the Board of Directors in January 1996 and approved by the Company's stockholders prior to the consummation of the Company's initial public offering in February 1996. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended, and permits eligible employees of the Company to purchase Common Stock through payroll deductions of up to 10% of their compensation provided that no employee may purchase more than $25,000 worth of stock in any calendar year. The ESPP was implemented by an offering period commencing on February 14, 1996 and ending on the last business day in the period ending October 31, 1996. Each subsequent offering period (an "Offering Period") will commence on the day following the end of the prior Offering Period and will have a duration of six months. The price of Common Stock purchased under the ESPP will be 85% of the lower of the fair market value of the Common Stock on the first or last day of each offering period. The ESPP will expire in the year 2006. In the year ended December 31, 1996 the Company issued 32,815 shares of Common Stock under the ESPP for $153,410. In the offering period ended April 30, 1997 the Company issued 25,708 shares of Common Stock under the ESPP for $102,193.24. At June 30, 1997, $34,466.92 had been withheld from employee earnings for stock purchases under the ESPP.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CERTAIN STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING THE INFORMATION SET FORTH IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH FORWARD-LOOKING STATEMENTS INCLUDE THOSE REGARDING THE COMPANY'S WORKING CAPITAL POSITION, IMPROVING SALES FORCE PRODUCTIVITY AND THE RECRUITMENT OF A NEW CHIEF EXECUTIVE OFFICER. ACTUAL RESULTS MAY VARY SUBSTANTIALLY FROM THESE FORWARD LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING WITHOUT LIMITATION THE SIZE AND TIMING OF PENDING AND FUTURE CUSTOMER ORDERS, THE EFFECT OF CHANGES IN THE COMPANY'S SALES AND MARKETING EFFORTS, THE COMPANY'S ABILITY TO CONTROL COSTS, THE IMPACT OF COMPETITIVE PRODUCTS AND PRICING, CHANGING MARKET CONDITIONS, HOSPITAL OPERATIONS, GOVERNMENT APPROVAL PROCESSES, THE ABILITY OF THE COMPANY TO HIRE AND RETAIN A QUALIFIED NEW CHIEF EXECUTIVE OFFICER, THE HEALTH CONDITION OF THE COMPANY'S CURRENT CHIEF EXECUTIVE OFFICER AND OTHER RISKS DESCRIBED IN THE COMPANY'S FORM 10-K/A FOR THE YEAR ENDED DECEMBER 31, 1996, ON FILE WITH THE SECURITIES AND EXCHANGE COMMISSION. ADDITIONAL INFORMATION IS AVAILABLE IN OTHER COMPANY REPORTS AND OTHER DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

GENERAL

          The Company provides facility-wide computer networks that acquire, interpret and distribute real-time patient monitoring information. The Company's networks acquire physiologic data generated by its proprietary ambulatory ECG monitors and other manufacturers' bedside equipment located throughout a healthcare facility. The Company's products are sold directly to acute care hospitals and integrated healthcare delivery networks ("IHDNs") and on an OEM basis to patient monitoring equipment manufacturers.

          During the six months ended June 30, 1997 direct sales of the Company's facility-wide computer networks of $3,844,813 were 38.0% lower than the $6,202,980 achieved in the same period in 1996. The Company believes that the reduction in sales resulted from a mid-1996 restructuring of the sales force and implementation of a new selling method focused on quantifying the financial benefits and re-engineering opportunities enabled by its facility-wide network. These changes shifted the Company's sales strategy from a clinical to a financial and information systems focus. This new strategy lengthened the sales cycle and disrupted focus on the Company's selling its core competency in clinical applications. Although direct sales of facility-wide networks in the quarters ended June 30, 1997 and March 31, 1997 were 15.3% and 33.5% higher than the respective preceding quarters, and the Company believes that sales force productivity will continue to increase in 1997, there can be no assurance that the Company's sales efforts will result in sequentially increasing or historical sales levels in future periods.



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

          The Company's products are generally shipped as orders are received and, accordingly, the Company typically operates with limited backlog. As a result, sales in any quarter are dependent on orders booked and shipped in that quarter and are not predictable with any degree of certainty. In addition, a significant portion of the Company's expenses are relatively fixed. If revenues are below expectations in any given quarter, the adverse effect may be magnified by the Company's inability to decrease spending to compensate for the revenue shortfall.

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

Total revenues for the quarter ended June 30, 1997 were $5,629,599, compared to $6,004,903 achieved in the same period in 1996. This represents a 6.2% decrease in total revenues consisting of a 36.5% decrease in facility-wide network systems sales and a 29.3% increase in departmental sales for the second quarter of 1997 when compared to the same quarter of 1996. The Company believes that the reduction in facility-wide total revenues resulted from a mid-1996 implementation of a new selling method which lengthened the sales cycle and disrupted the building of the funnel of potential customers. The increase in departmental sales is due to differences in timing of orders between the first and second quarters as total departmental revenues for the six months ended June 30, 1997 as compared to the comparable six months a year ago is $12,879.

Total revenues for the six months ended June 30, 1997 were $9,602,963 compared to $11,974,010 achieved in the same period in 1996. This 19.8% decrease in total revenues, reflected a 38.0% decrease in the Company's sales of facility-wide network systems and a 0.2% decrease in departmental products from the comparable period a year ago. The Company believes that the reduction in facility-wide total revenues resulted from a mid-1996 implementation of a new selling method which lengthened the sales cycle and disrupted the building of the funnel of potential customers.

Total revenues increased for the third consecutive quarter in the quarter ended June 30, 1997. Total revenues increased 13.6% in the first quarter of 1997 when compared to the fourth quarter of 1996, and in the quarter ended June 30, 1997, total revenues increased 41.7% when compared to the first quarter of 1997. In the quarters ended March 31 and June 30, 1997 facility-wide sales increased 33.5% and 15.3%, respectively, and departmental sales increased 1.3% and 63.2%, respectively.

Gross Profit. Cost of revenues sold generally includes material, direct labor, overhead and, for facility-wide networks, installation expenses.

Gross profit in the second quarter of 1997 was 46.7% of revenues as compared to 54.9% in the second quarter of 1996. Total gross profit decreased 20.3% to $2,628,943 in the second quarter of 1997 from $3,297,563 in the second quarter of 1996, on a 6.2% decrease in total revenues. The decrease in gross profits was due to price pressure on facility-wide networks and lower revenues.

Gross profit for the six month period ended June 30, 1997 was 45.0% of total revenues as compared to 56.2% for the same period in 1996. Total gross profit decreased 35.9% to $4,319,706 in the six months ended June 30, 1997 from $6,734,420 for the same period in 1996 on a 19.8% decrease in total revenues. The decrease in gross profit in the first six months of 1997 as compared to the same period of 1996 was due to price pressure on facility-wide networks and lower revenues with fixed costs in overhead constituting a higher percentage of revenues.

Gross profit increased for the second consecutive quarter during the quarter ended June 30, 1997. Gross profit increased 62.0% in the first quarter of 1997 when compared to the fourth quarter of 1996 on a 13.6% increase in total revenues and in the quarter ended June 30, 1997, gross profit increased 55.5% when compared to the first quarter of 1997 on a 41.7% increase in total revenues. In the first quarter of 1997, the Company accrued one-time costs of $155,000 associated with the termination of the Vice President of Operations; without this charge, gross profit would have increased 42.4% from the first quarter of 1997 to the second quarter of 1997.

Sales and Marketing Expenses. Sales and marketing expenses include payroll, commissions and related costs attributable to direct and OEM sales and marketing personnel, travel and entertainment expenses and other promotional expenses.

Sales and marketing expenses for the quarter ended June 30, 1997 were $2,290,038 or 40.7% of revenues as compared to $2,170,482 or 36.1% of revenues in the same period a year ago. The $119,556 increase in sales and marketing expenses in the three months ended June 30, 1997 as compared to the comparable three months of 1996 was primarily attributable to increases in marketing and promotional expenses and professional sales consulting fees.

Sales and marketing expenses of $4,651,498 were 48.4% of revenues in the six month period ended June 30, 1997 compared to $4,276,707 or 35.7% of revenues in the comparable period a year ago. The $374,791 increase in sales and marketing expenses in the six months ended June 30, 1997 as compared to the comparable six months of 1996 was primarily attributable to increases in professional sales consulting fees, marketing and promotional expenses and approximately $133,000 for a market research study. Sales and marketing expenses increased as a percentage of total revenues primarily due to the lower total revenues. Research and Development Expenses.

Research and development expenses include payroll and related costs attributable to research and development personnel, prototyping expenses and other costs.

Research and development expenses for the quarter ended June 30, 1997 were $1,219,890 or 21.7% of revenues as compared to $1,223,029 or 20.4% of revenues in the same period a year ago. The $3,139 increase in the three months ended June 30, 1997 as compared to the three months ended June 30, 1996 was due primarily to an increase in depreciation expense on fixed assets offset by lower recruiting expenses.

Research and development expenses of $2,289,247 were 23.8% of revenues in the six month period ended June 30, 1997 compared to $2,141,377 or 17.9% of revenues in the comparable period a year ago. The $147,870 increase in the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 was due primarily to an increase in research and development labor and depreciation expense on fixed assets, offset in part by lower recruiting expenses. Research and development expenses increased as a percentage of total revenues primarily due to lower total revenues.

General and Administrative Expenses. General and administrative expense includes accounting, finance, MIS, human resources, general administration, executive officers and professional fee expenses.

General and administrative expenses for the quarter ended June 30, 1997 were $582,542, or 10.3% of revenues as compared to $606,284 or 10.1% of revenues for the same period a year ago. The $23,742 decrease in the three months ended June 30, 1997 as compared to the comparable three months ended June 30, 1996 was due primarily to lower recruiting costs.

General and administrative expenses in the six month period ended June 30, 1997 were $1,258,220 or 13.1% of revenues as compared to expenses of $1,124,047 or 9.4% of revenues in the comparable period a year ago. The $134,173 increase in the six months ended June 30, 1997 as compared to the comparable six months ended June 30, 1996 was due primarily to an increase in the number of administrative employees and the costs associated with being a public company offset in part by lower recruiting costs. The Company intends to hire a new Chief Executive Officer. To the extent the Company is successful in recruiting and hiring a new Chief Executive Officer, general and administrative expense levels will increase.

Other Income, Net. Other income, net consists primarily of interest income from short term investments.

Other income, net decreased to $238,963 for the second quarter ending June 30, 1997 from $302,959 for the same period in 1996. The decrease was due to the net use of cash by the Company, primarily from operating losses resulting in reduced interest income from the Company's short term investment portfolio.

Other income, net improved $51,587 to $461,960 for the six month period ended June 30, 1997 from $410,373 for the same period a year ago. The improvement resulted from the payoff of the Company's long term debt in February 1996 which caused a reduction in interest expense.

Provision for Income Taxes: The Company's effective tax rate for the first six months of 1996 was 43.4%, consisting of a federal income tax rate of 33.8%, combined with a weighted average state income tax rate of 9.6%. In the six months of 1997, the Company's tax provision was $13,590, representing minimum tax payments to various states. In the six months of 1997 a tax benefit for net operating losses was not recognized as all federal tax loss carrybacks were recognized in 1996.

LIQUIDITY AND CAPITAL RESOURCES

          The Company has historically financed its operations, including capital expenditures, through cash flow from operations, cash and cash equivalent balances, a bank line of credit and long-term debt. In February 1996, the Company issued 2,300,000 shares of common stock in its initial public offering, raising $25.6 million, net of expenses.

          In the first six months of 1997, the Company used cash from operating activities of $1,630,831 to fund a $3,430,890 net loss, a $312,854 increase in accounts receivable and to pay down accounts payable by $748,395 as well as increase prepaid expenses and reduce accrued marketing commitments. The Company generated cash through a decrease in income taxes receivable of $2,717,968 and a reduction of $376,114 in inventories. The Company used $223,889 for investing activities which consisted of $244,877 for purchases of property and generated $20,988 from other assets. The Company generated $95,413 in cash through financing activities which consisted of $105,443 from the issuance of common stock offset, in part, by $10,030 for payments on a capital lease obligation.

          In the first six months of 1996, the Company generated approximately $24.1 million of cash from financing activities which consisted of $25.6 million, net, from the sale of 2,300,000 shares of common stock in the Company's initial public offering and used $1.5 million to pay off long-term debt. The Company used $397,533 for investing activities which consisted of $578,797 for purchases of property and generated $181,264 from other assets. In the first six months of 1996 the Company used cash from operating activities of $1,119,981, generating $848,264 through collections on accounts receivable which was used to reduce accrued liabilities and increase inventories.

          At December 31, 1995, the Company had a secured promissory note in the amount of $1,541,667 due to Silicon Valley Bank which bore interest at the bank's prime rate plus 3.0% (11.75% at December 31, 1995) per annum, payable monthly in arrears. In February 1996 the Company paid the loan off in full, without pre-payment penalty. In August 1996, the Company entered into a secured lending arrangement (the "Agreement") with Silicon Valley Bank, providing for a $5.0 million revolving line of credit bearing interest at the bank's prime rate. The bank does not have a security interest in any of the Company's assets unless the Company is borrowing under the line of credit and fails to comply with certain financial covenants. The Agreement expires in August 1997 and has certain financial and other covenants. The Company has entered into a letter of commitment with the bank to renew the line of credit facility with substantially the same terms and conditions. At June 30, 1997, there were no borrowings outstanding under the Agreement and the Company was in compliance with all covenants. As such the bank held no security interest in any of the Company's assets.

          The Company's principal commitment at June 30, 1997 consisted of a lease on its office and manufacturing facility. The Company expects to spend approximately $1.5 million for capital expenditures during 1997.

          The Company believes that existing cash resources, cash flows from operations, if any, and line of credit facilities will be sufficient to fund the Company's operations for at least the next twelve months.

SUBSEQUENT EVENTS

          On July 23, 1997 the Company announced that Donald W. Judson, its Chairman of the Board, President and Chief Executive Officer intends to augment the management team by recruiting a new President and Chief Executive Officer. Mr. Judson intends to remain active in the Company in his role as Chairman of the Board, setting the strategic direction of the Company while the new President and Chief Executive Officer assumes responsibility for operations. A recent health problem, although not serious, has limited Mr. Judson's ability to fulfill both the day-to-day operations and strategic roles.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

          The Company held an Annual Meeting of Stockholders on May 23, 1997. At the Annual Meeting, the following votes were cast for the proposals indicated:

Proposal One:              Election of Directors:

               Name                         For                                 Withheld
               -------------------------------------------------------------------------
               Donald W. Judson             7,139,880                           270,700
               David L. Schlotterbeck       7,138,673                           271,907
               Jack W. Lasersohn            7,140,231                           270,349
               Elizabeth H. Weatherman      7,140,531                           270,049
               Timothy T. Weglicki          7,140,531                           270,049

                    Proposal Two: Ratification and approval of amendments of the Corporation's 1993 Stock Option Plan to increase the shares reserved under the plan by 750,000, allow participation by non-employee directors and make other administrative changes:

                           For                        6,461,100
                           Against                      393,228
                           Abstain                        4,146
                           Broker Non-Votes             552,106

         Proposal Three: Ratification of the appointment of Deloitte & Touche LLP as independent public accountants of the Company for the fiscal period ending December 31, 1997:

                           For                         7,403,580
                           Against                         4,649
                           Abstain                         2,351


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
Exhibits:

         10.1 Full-Recourse Promissory Note Secured by Deed of Trust between the Registrant and David R. Clare and Jennifer H. Clare

         10.2     1993 Stock Option Plan (Amended and Restated April 1997)

         27.1     Financial Data Schedule

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the reporting period.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 11, 1997.



                                            VITALCOM INC.





                                            /s/ Donald W. Judson
                                            ----------------------------------
                                            Donald W. Judson
                                            President, Chief Executive Officer




                                            /s/Shelley B. Thunen
                                            ----------------------------------
                                            Shelley B. Thunen
                                            Vice President Finance and
                                            Chief Financial Officer