Form 10-Q
period 1997-09-30
VITALCOM INC
filed 1997-11-14
CIK 1006026

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended          September 30, 1997
                               -------------------------------------------------

                                                      OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________________


Commission file number      0-27588
                       -----------------

                                  VITALCOM INC.
             (Exact name of registrant as specified in its charter)


         DELAWARE                                     3662                           33-0538926
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

                               Yes [X]   No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 4, 1997 there were 8,037,048 shares outstanding of the issuer's common stock.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                  VITALCOM INC.
                                 BALANCE SHEETS


                                                           SEPTEMBER 30,        DECEMBER 31,
                                                                1997                 1996
                                                           -------------        -------------
                                                            (UNAUDITED)
                                     ASSETS
Current assets
     Cash and cash equivalents                             $  18,227,121        $  20,120,203
     Accounts receivable, net                                  3,197,614            2,299,360
     Inventories                                               2,169,283            3,191,043
     Prepaid expenses                                            318,951              361,272
     Income tax refund receivable                                186,531            2,874,276
                                                           -------------        -------------
       Total current assets                                   24,099,500           28,846,154

Property
     Machinery and equipment                                   1,416,226            1,352,898
     Office furniture and computer equipment                   2,047,897            1,820,607
     Leasehold improvements                                       87,351               67,919
                                                           -------------        -------------
                                                               3,551,474            3,241,424
     Less accumulated amortization and depreciation           (1,487,834)            (976,328)
                                                           -------------        -------------
       Property, net                                           2,063,640            2,265,096

Other assets                                                     250,664              140,101
Goodwill, net                                                    638,043              669,525
                                                           -------------        -------------
                                                           $  27,051,847        $  31,920,876
                                                           =============        =============

                                  VITALCOM INC.
                          BALANCE SHEETS - (CONTINUED)


                                                                                     SEPTEMBER 30,  DECEMBER 31,
                                                                                      1997                 1996
                                                                                  -------------        -------------
                                                                                   (UNAUDITED)
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                             $     521,168        $   1,085,972
     Accrued payroll and related costs                                                1,061,615              875,344
     Accrued warranty costs                                                             927,314              951,381
     Accrued marketing                                                                       --              309,377
     commitments
     Accrued liabilities                                                              1,645,335            1,623,278
     Current portion of capital lease obligations                                        21,120               21,120
                                                                                  -------------        -------------
         Total current liabilities                                                    4,176,552            4,866,472


Capital lease obligations, less current portion                                          66,121               81,834

Redeemable preferred stock, 5,000,000 shares authorized,
     $.001 par value; no shares issued and outstanding
     at September 30, 1997 and December 31, 1996, respectively                               --                   --
Stockholders' equity:
     Common stock, including paid-in capital, $.0001 par value; 25,000,000 shares authorized, 8,014,396 and 7,942,688 shares
       issued and outstanding at September 30, 1997
       and December 31, 1996, respectively                                           36,941,909           36,832,936
     Accumulated deficit                                                            (14,132,735)          (9,860,366)
                                                                                  -------------        -------------
         Net stockholders' equity                                                    22,809,174           26,972,570
                                                                                  -------------        -------------
                                                                                  $  27,051,847        $  31,920,876
                                                                                  =============        =============

                                  VITALCOM INC.
                            STATEMENTS OF OPERATIONS


                                                     THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                         SEPTEMBER 30,                            SEPTEMBER 30,
                                                  1997                 1996                 1997                 1996
                                              ------------         ------------         ------------         ------------
                                                         (UNAUDITED)                               (UNAUDITED)
Revenues:
  Facility-wide networks                      $  2,462,778         $    623,400         $  6,307,590         $  6,826,380
  Departmental products                          3,260,547            2,278,854            9,018,698            8,049,884
                                              ------------         ------------         ------------         ------------
     Total revenues                              5,723,325            2,902,254           15,326,288           14,876,264

Cost of sales                                    2,947,150            1,988,072            8,230,408            7,227,662
                                              ------------         ------------         ------------         ------------

Gross profit                                     2,776,175              914,182            7,095,880            7,648,602

Operating expenses:
  Sales and marketing                            2,081,625            2,720,234            6,733,123            6,996,941
  Research and development                       1,195,981            1,786,880            3,485,228            3,928,257
  General and administration                       580,345              596,214            1,838,565            1,720,260
                                              ------------         ------------         ------------         ------------
      Total operating expenses                   3,857,951            5,103,328           12,056,916           12,645,458

Operating loss                                  (1,081,776)          (4,189,146)          (4,961,036)          (4,996,856)

Other income, net                                  246,597              280,152              708,557              690,524

                                              ------------         ------------         ------------         ------------
Loss before provision for income taxes            (835,179)          (3,908,994)          (4,252,479)          (4,306,332)

Provision (benefit) for income taxes                 6,300           (1,700,773)              19,890           (1,873,254)
                                              ------------         ------------         ------------         ------------

Net loss                                      $   (841,479)        $ (2,208,221)        $ (4,272,369)        $ (2,433,078)
                                              ============         ============         ============         ============

Pro forma net loss
 and net loss per common share                $      (0.11)        $      (0.27)        $      (0.53)        $      (0.32)

Weighted average common shares                   8,012,814            8,090,211            7,991,115            7,681,189

                                  VITALCOM INC.
                            STATEMENTS OF CASH FLOWS


                                                                    NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                 1997                 1996
                                                             ------------         ------------
Cash flows from operating activities:                                   (UNAUDITED)
     Net loss                                                $ (4,272,369)        $ (2,433,078)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                                549,997              366,630
     Loss on disposal of property                                  10,446               12,248
     Changes in operating assets and liabilities:
         Accounts receivable                                     (898,254)           3,365,933
         Inventories                                            1,021,760           (1,731,802)
         Income taxes receivable                                2,687,745           (2,379,656)
         Prepaid expenses and other current assets                (68,242)             (85,518)
         Accounts payable                                        (564,806)            (202,686)
         Accrued payroll and related costs                        186,271             (267,538)
         Accrued warranty costs                                   (24,067)             121,631
         Customer deposits                                             --               40,523
         Accrued marketing commitments                           (309,377)                  --
         Accrued liabilities                                       22,057              335,062
                                                             ------------         ------------
              Net cash used in operating activities            (1,658,839)          (2,858,251)

Cash flows from investing activities:
     Purchases of property                                       (366,012)            (951,653)
     Proceeds from sale of property                                 7,027                   --
     Decrease in other assets                                      31,482              168,346
                                                             ------------         ------------
         Net cash used in investing activities                   (327,503)            (783,307)

Cash flows from financing activities:
     Repayment of capital lease obligation and                    (15,713)          (1,560,705)
     long-term debt
     Net proceeds from issuance of common stock                   108,973           25,759,964
                                                             ------------         ------------
         Net cash provided by financing activities                 93,260           24,199,259

Net  (decrease) increase in cash and cash equivalents          (1,893,082)          20,557,701

Cash and cash equivalents, beginning of period                 20,120,203            2,163,645

                                                             ------------         ------------
Cash and cash equivalents, end of period                     $ 18,227,121         $ 22,721,346
                                                             ============         ============

Supplemental disclosures of cash flow information:
  Interest paid                                              $      9,833         $      9,331
  Income taxes paid                                          $     21,341         $    229,665

                                  VITALCOM INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. BASIS OF PRESENTATION

The interim condensed financial statements included herein have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K/A for the year ended December 31, 1996 filed with the SEC. In the opinion of management, the condensed financial statements included herein reflect all normal, recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 1997, and the results of its operations and its cash flows for the three-month and nine-month periods ended September 30, 1996 and 1997. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

2. NET LOSS AND PROFORMA NET LOSS PER SHARE AND STOCKHOLDERS' EQUITY AND EARNINGS (LOSS) PER SHARE

Net loss per share is computed by dividing net loss by the weighted average number of common and common equivalent shares outstanding. Normally the weighted average common and common equivalent shares for pro forma net loss per share include common shares and stock options using the treasury stock method. However, for the three-month and nine-month periods ended September 30, 1996 and 1997, the adjusted weighted average shares are equal to the basic weighted average shares due to the anti-dilutive effect the conversion of options would have given the Company's net loss for the period.

3. STOCK PLANS

Stock Option Plans - The following is a summary of stock option transactions under the 1993 Stock Option Plan (the "1993 Plan") for the nine months ended September 30, 1997:

                                                                                 NUMBER OF
                                     NUMBER OF               PRICE PER            OPTIONS
                                       SHARES                  SHARE            EXERCISABLE
                                 -----------------     -----------------     -----------------
Balance, January 1, 1997              660,224           $0.60 to $15.75
  Granted                             452,919            $4.75 to $5.50
  Exercised                            (6,000)           $0.60 to $1.28
  Canceled                           (262,181)           $0.60 to $6.00
                                 ------------
Balance, September 30, 1997           844,962           $0.60 to $15.75           265,863
                                 ============

At September 30, 1997, 667,096 options were available for grant in the 1993
Plan.

The following is a summary of stock option transactions under the 1996 Stock Option Plan (the "1996 Plan") for the nine months ended September 30, 1997:


                                     NUMBER OF               PRICE PER
                                       SHARES                  SHARE
                                 -----------------     -----------------

Balance, January 1, 1997              55,600             $5.50 to $6.00
  Granted                             35,500                  $4.97
  Canceled                           (20,400)                  $6.00
                                 ----------------
Balance, September 30, 1997           70,700             $4.97 to $6.00
                                 ================


At September 30, 1997, 20,300 options were available for grant under the 1996 Plan and no options were exercisable.

The following is a summary of stock option transactions under the 1996 Director Option Plan (the "Director Plan") for the nine months ended September 30, 1997:


                                     NUMBER OF             PRICE PER
                                       SHARES                SHARE
                                 -----------------     -----------------

Balance, January 1, 1997                   0
  Granted                              6,000                  $4.97
                                 ----------------
Balance, September 30, 1997            6,000                  $4.97
                                 ================


As of September 30, 1997 54,000 options were available for grant under the Director Plan and no options were exercisable.

The Company has reserved an aggregate of 150,000 shares of Common Stock for issuance under its 1996 Employee Stock Purchase Plan (the "ESPP"). The ESPP was adopted by the Board of Directors in January 1996 and approved by the Company's stockholders prior to the consummation of the Company's initial public offering in February 1996. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended, and permits eligible employees of the Company to purchase Common Stock through payroll deductions of up to 10% of their compensation provided that no employee may purchase more than $25,000 worth of stock in any calendar year. The ESPP was implemented by an offering period commencing on February 14, 1996 and ending on the last business day in the period ending October 31, 1996. Each subsequent offering period (an "Offering Period") commences on the day following the end of the prior Offering Period and has a duration of six months. The price of Common Stock purchased under the ESPP is 85% of the lower of the fair market value of the Common Stock on the first or last day of each offering period. The ESPP will expire in the year 2006. In the year ended December 31, 1996 the Company issued 32,815 shares of Common Stock under the ESPP for $153,410. In the offering period ended April 30, 1997 the Company issued 25,708 shares of Common Stock under the ESPP for $102,193. At September 30, 1997, $82,230 had been withheld from employee earnings for stock purchases under the ESPP.

New Accounting Pronouncements--In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, `Earnings Per Share'. This new standard requires dual presentation of basic and diluted earnings per share (EPS) on the face of the earnings statement and requires a reconciliation of the numerators and denominators of basic and diluted EPS calculations. This statement will be effective for the Company's 1997 fiscal year. Proforma basic and diluted earnings per share calculated in accordance with SFAS No. 128 would be the same for the three and nine month periods ended September 30, 1997 and 1996, respectively.

For the fiscal years beginning after December 28, 1997, the Company will adopt SFAS No. 130, `Reporting Comprehensive Income' and SFAS No. 131 `Disclosures About Segments of an Enterprise and Related Information.' The Company is reviewing the impact of such statements on its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      CERTAIN STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING THE INFORMATION SET FORTH IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH FORWARD-LOOKING STATEMENTS INCLUDE THOSE REGARDING THE COMPANY'S IMPROVING SALES FORCE PRODUCTIVITY, CONTINUED REFINEMENT OF ITS SELLING METHODS, RE-BUILDING THE FACILITY-WIDE NETWORK FUNNEL OF POTENTIAL OF NEW BUSINESS, STRONG DEMAND FOR OEM CUSTOMERS' DEPARTMENTAL PRODUCTS, ABILITY TO SEQUENTIALLY IMPROVE QUARTER-TO-QUARTER REVENUES OF FACILITY-WIDE NETWORKS AND WORKING CAPITAL POSITION. ACTUAL RESULTS MAY VARY SUBSTANTIALLY FROM THESE FORWARD LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING WITHOUT LIMITATION THE FACTORS DISCUSSED UNDER "FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS" AS WELL AS THOSE DESCRIBED IN THE COMPANY'S FORM 10-K/A FOR THE YEAR ENDED DECEMBER 31, 1996, ON FILE WITH THE SECURITIES AND EXCHANGE COMMISSION. ADDITIONAL INFORMATION IS AVAILABLE IN OTHER COMPANY REPORTS AND OTHER DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

GENERAL

      The Company provides facility-wide computer networks that acquire, interpret and distribute real-time patient monitoring information. The Company's networks acquire physiologic data generated by its own proprietary ambulatory ECG monitors and other manufacturers' bedside equipment located throughout a healthcare facility. The Company's products are sold directly to acute care hospitals and integrated healthcare delivery networks ("IHDNs") and on an OEM basis to patient monitoring equipment manufacturers.

      During the nine months ended September 30, 1997 direct sales of the Company's facility-wide computer networks of $6,307,590 were 7.6% lower than the $6,826,380 achieved in the same period in 1996. However, during the three months ended September 30, 1997, direct sales of the Company's facility-wide computer networks of $2,467,778 were 295.1% higher than the $623,400 achieved in the same period in 1996. The Company believes that the reduction in sales resulted from a mid-1996 restructuring of the sales force and implementation of a new selling method focused on quantifying the financial benefits and re-engineering opportunities enabled by its facility-wide network. These changes shifted the Company's sales strategy from a clinical to a financial and information systems focus. This new strategy lengthened the sales cycle and disrupted focus on the Company's selling its core competency in clinical applications, resulting in significantly lower sales in the third and fourth quarters of 1996 in facility-wide networks. During fiscal 1997, the Company has achieved sequential quarter-to-quarter growth in direct sales, with sales of facility-wide networks in the quarters ended September 30, 1997, June 30, 1997 and March 31, 1997 being 19.6%, 15.3% and 33.5% higher, respectively, than the preceding quarter. While the Company believes that sales force productivity will continue to increase, there can be no assurance that the Company's sales efforts will continue to result in sequentially increasing or historical sales levels in future periods.

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

      Revenues from sales of departmental products are recognized upon shipment. The selling cycle for departmental products varies depending upon product mix and the extent to which the Company develops customized operating software for a particular OEM customer. In addition, the Company has experienced seasonal variations in sales of its departmental products, with third quarter sales of departmental products generally lower than the preceding second quarter.

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

RESULTS OF OPERATIONS

Total Revenues. Total revenues consist of revenue from sales of facility-wide networks and departmental products, together with fees for installation and servicing of facility-wide networks.

Total revenues for the quarter ended September 30, 1997 were $5,723,325, compared to $2,902,254 achieved in the same period in 1996. This represents a 97.2% increase in total revenues consisting of a 295.1% increase in facility-wide network systems sales and a 43.1% increase in departmental sales for the third quarter of 1997 when compared to the same quarter of 1996. In mid-1996 the Company implemented a new selling method which lengthened the sales cycle and disrupted selling efforts to the existing funnel of potential customers. This resulted in significantly lower facility-wide network sales in the third and fourth quarters of 1996. The increase in revenues in the third quarter ended September 30, 1997 as compared to the third quarter of 1996 reflects a rebuilding and quarter-to-quarter sequential growth of facility-wide network sales. In the quarters ended March 31, June 30 and September 30, 1997 facility-wide sales increased 33.5%, 15.3% and 19.6%, respectively, as the Company continued to refine its selling methods and re-build the funnel of potential new business. The increase in sales through the Company's OEM customers reflects strong demand of their departmental products and expansion of the Company's product offering to its OEM customer, Datascope Corporation.

Total revenues for the nine months ended September 30, 1997 were $15,326,288 compared to $14,876,264 achieved in the same period in 1996. This 3.0% increase in total revenues, reflected a 7.6% decrease in the Company's sales of facility-wide network systems and a 12.0% increase in departmental products from the comparable period a year ago. The Company believes the reduction in facility-wide revenues resulted from a mid-1996 implementation of a new selling method that lengthened the sales cycle and disrupted the selling efforts to the existing funnel of potential customers which resulted in significantly lower revenues in the third and fourth quarter of 1996. During 1997, the Company has sequentially improved quarter-to-quarter revenues of facility-wide networks as it continued to refine its selling methods and re-build the funnel of potential new business, but has not been able to increase revenues to the level of revenues in the first and second quarter of 1996 before the implementation of the new selling method. The 12.0% increase in departmental sales through the Company's OEM customers reflects strong demand of their products and expansion of the Company's product offering to its OEM customer, Datascope Corporation.

Gross Profit. Cost of sales sold generally includes material, direct labor, overhead and, installation expenses for facility-wide networks.

Gross profit in the third quarter of 1997 was 48.5% of revenues as compared to 31.5% in the third quarter of 1996. Total gross profit increased 203.7% to $2,776,175 in the third quarter of 1997 from $914,182 in the third quarter of 1996, on a 97.2% increase in total revenues. Gross profit primarily increased due to fixed costs of overhead constituting a smaller percentage of total revenues as revenues increased.

Gross profit for the nine month period ended September 30, 1997 was 46.3% of total revenues as compared to 51.4% for the same period in 1996. Total gross profit decreased 7.2% to $7,095,880 in the nine months ended September 30, 1997 from $7,648,602 for the same period in 1996 on a 3.0% increase in total revenues. The decrease in gross profit in the first nine months of 1997 as compared to the same period of 1996 was primarily due to price pressure on facility-wide network sales.

Gross profit increased for the third consecutive quarter during the quarter ended September 30, 1997. Gross profit increased 62.0% in the first quarter of 1997 when compared to the fourth quarter of 1996 on a 13.6% increase in total revenues. In the quarter ended June 30, 1997, gross profit increased 55.5% when compared to the first quarter of 1997 on a 41.7% increase in total revenues. In the quarter ended September 30, 1997, gross profit increased 5.6% when compared to the second quarter of 1997 on a 1.7% increase in total revenues. Gross profits increased on a quarter-to-quarter basis primarily as the fixed costs of overhead constituted a smaller percentage of total revenues as revenues increased.

Sales and Marketing Expenses. Sales and marketing expenses include payroll, commissions and related costs attributable to direct and OEM sales and marketing personnel, travel and entertainment expenses and other marketing and promotional expenses.

Sales and marketing expenses for the quarter ended September 30, 1997 were $2,081,625 or 36.4% of revenues as compared to $2,720,234 or 93.7% of revenues in the same period a year ago. The $638,609 decrease in sales and marketing expenses in the three months ended September 30, 1997 as compared to the same period in 1996 was primarily attributable to lower salaries and related benefits expenses associated with a lower headcount, a decrease in customer relations expense as 1996 expenses included voluntary upgrades to selected facility-wide network customers to provide an upgrade path for future expansions, lower recruiting expenses and a reduction in advertising and sales literature expense.

Sales and marketing expenses of $6,733,123 were 43.9% of revenues in the nine month period ended September 30, 1997 compared to $6,996,941 or 47.0% of revenues in the comparable period a year ago. The $263,818 decrease in sales and marketing expenses in the nine months ended September 30, 1997 as compared to the comparable nine months of 1996 was primarily attributable to a decrease in customer relations expense as 1996 expenses included voluntary upgrades to selected facility-wide network customers to provide an upgrade path for future expansions, lower recruiting expenses, a reduction in advertising expenditures, offset partially by a 1997 expenditure for an outside market analysis. Sales and marketing expenses decreased as a percentage of total revenues primarily due to higher total revenues.

Research and Development Expenses. Research and development expenses include payroll and related costs attributable to research and development personnel, prototyping expenses and other costs.

Research and development expenses for the quarter ended September 30, 1997 were $1,195,981 or 20.9% of revenues as compared to $1,786,880 or 61.6% of revenues in the same period a year ago. The $590,899 decrease in the three months ended September 30, 1997 as compared to the three months ended September 30, 1996 was due primarily to lower recruiting expenses, a reduction in hardware and prototype expense, a reduction in market acceptance test equipment and lower salaries and related benefits due to a reduction in headcount.

Research and development expenses of $3,485,228 were 22.7% of revenues in the nine month period ended September 30, 1997 compared to $3,928,257 or 26.4% of revenues in the comparable period a year ago. The $443,029 decrease in the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 was due primarily to lower recruiting expenses, a reduction in hardware and prototyping expenses and lower expenses for salaries and related benefits due to a reduction in headcount.

General and Administrative Expenses. General and administrative expense includes accounting, finance, MIS, human resources, general administration, executive officers and professional fee expenses.

General and administrative expenses for the quarter ended September 30, 1997 were $580,345, or 10.1% of revenues as compared to $596,214 or 20.5% of revenues for the same period a year ago. The $15,869 decrease in the three months ended September 30, 1997 as compared to the comparable three months ended September 30, 1996 was due primarily to lower salary expenses.

General and administrative expenses in the nine month period ended September 30, 1997 were $1,838,565 or 12.0% of revenues as compared to expenses of $1,720,260 or 11.6% of revenues in the comparable period a year ago. The $118,305 increase in the nine months ended September 30, 1997 as compared to the comparable nine months ended September 30, 1996 was due primarily to the costs associated with being a public company for the entire nine months of 1997 offset in part by lower payroll-related expenses. In October 1997 the Company hired a new Chief Executive Officer, therefore it is anticipated that general and administrative expense levels will increase in future periods.

Other Income, Net. Other income, net consists primarily of interest income from short term investments.

Other income, net decreased to $246,597 for the third quarter ending September 30, 1997 from $280,152 for the same period in 1996. The decrease was due to a lower average cash balance during the quarter due to the net use of cash by the Company, primarily from operating losses, resulting in reduced interest income from the Company's short-term investment portfolio.

Other income, net improved $18,033 to $708,557 for the nine month period ended September 30, 1997 from $690,524 for the same period a year ago. The improvement resulted from the payoff of the Company's long term debt in February 1996 which caused a reduction in interest expense.

Provision (Benefit) for Income Taxes. In 1996 the Company recorded a net tax benefit equal to the Company's federal tax loss carrybacks, less a valuation allowance of $1,527,821 made in the quarter ending December 31, 1996, to write down deferred tax assets. In the first nine months of 1997, the Company's tax provision was $19,890, representing minimum tax payments to various states. In the nine months of 1997, a tax benefit for net operating losses was not recognized as all federal tax loss carrybacks were recognized in 1996.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has historically financed its operations, including capital expenditures, through cash flow from operations, cash and cash equivalent balances, a bank line of credit and long-term debt. In February 1996, the Company issued 2,300,000 shares of common stock in its initial public offering, raising $25.6 million, net of expenses.

      In the first nine months of 1997, the Company used cash from operating activities of $1,658,839 to fund a $4,272,369 net loss, a $898,254 increase in accounts receivable, a decrease in accounts payable of $564,806 and a reduction of accrued marketing commitments of $309,377. The Company generated cash through a decrease in income taxes receivable of $2,687,745 and a reduction of $1,021,760 in inventories. The Company used $327,504 for investing activities which consisted of $366,012 for purchases of property and generated $7,027 of proceeds from the sale of property, as well as generating $31,482 from a decrease in other assets. The Company generated $93,260 in cash through financing activities which consisted of $108,973 from the issuance of common stock offset, in part, by $15,713 for payments on a capital lease obligation.

      In the first nine months of 1996, the Company generated approximately $24.2 million of cash from financing activities which consisted of $25.8 million, net, from the sale of 2,300,000 shares of common stock in the Company's initial public offering and used $1.5 million to pay off long-term debt. The Company used $783,307 for investing activities which consisted of $951,653 for purchases of property and generated $168,346 from a decrease in other assets. In the first nine months of 1996 the Company used cash from operating activities of $2,858,251 to fund a $2,433,078 net loss, increase inventories $1,731,802, reduce accounts payable $202,686, and reduce accrued payroll and related costs by $267,538. The Company generated cash through a decrease in accounts receivable of $3,365,933.

      At December 31, 1995, the Company had a secured promissory note in the amount of $1,541,667 due to Silicon Valley Bank which bore interest at the bank's prime rate plus 3.0% (11.75% at December 31, 1995) per annum, payable monthly in arrears. In February 1996 the Company paid the loan off in full, without pre-payment penalty. In August 1996, the Company entered into a secured lending arrangement (the "Agreement") with Silicon Valley Bank, providing for a $5.0 million revolving line of credit bearing interest at the bank's prime rate, which was renewed on substantially the same terms and conditions in August 1997. The bank does not have a security interest in any of the Company's assets unless the Company is borrowing under the line of credit and fails to comply with certain financial covenants. The Agreement expires in August 1998 and has certain financial and other covenants. At September 30, 1997, there were no borrowings outstanding under the Agreement and the Company was in compliance with all covenants. As such the bank held no security interest in any of the Company's assets.

      The Company's principal commitment at September 30, 1997 consisted of a lease on its office and manufacturing facility. The Company expects to spend approximately $500,000 for capital expenditures during 1997.

      The Company believes that existing cash resources, cash flows from operations, if any, and line of credit facilities will be sufficient to fund the Company's operations for at least the next twelve months.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

      Dependence on Increased Market Acceptance of Facility-Wide Computer Networks. In 1996, sales of the Company's facility-wide networks decreased 37.9% to $8.2 million from $13.1 million in 1995, and in the nine months ended September 30, 1997, such sales decreased 7.6% as compared with the same period in 1996. The Company believes that these sales declines are attributable to a mid-1996 restructuring of the sales force that shifted the Company's sales strategy from a clinical to a financial and information systems focus and resulted in lengthened sales cycles and disruptions in the Company's focus on selling its core competency in clinical applications. Although the Company has achieved sequential quarter-to-quarter growth in sales of its facility-wide networks during the last four quarters, there can be no assurance that the Company's direct sales force productivity will continue to increase sequentially or at all, that the Company's direct sales revenues will achieve historic levels, or that the Company's facility-wide networks will achieve market acceptance at the levels anticipated by the Company. If the Company is not successful in marketing and selling its facility-wide network solutions, or if the facility-wide networks fail to achieve the market acceptance at anticipated levels the Company's business, operating results and financial condition would be materially adversely affected.

      Fluctuations in Quarterly Results. The Company's quarterly operating results have fluctuated in the past and may fluctuate significantly from quarter to quarter in the future as a result of a number of factors, including, but not limited to the size and timing of orders; the length of the sales cycle; the Company's success in its sales and marketing programs and the effects of changes in sales force alignments; the ability of the Company's customers to obtain budget allocations for the purchase of the Company's products; changes in pricing policies or price reductions by the Company or its competitors; mix of sales between facility-wide networks and departmental products; the timing of new product announcements and introductions by the Company or its competitors; deferrals of customer orders in anticipation of new products or product enhancements; the Company's ability to develop, introduce and market new products and product enhancements; market acceptance of new products or product enhancements; the Company's ability to control costs; the availability of components; regulatory compliance and timing of regulatory approvals; and general economic factors.

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

      Lengthy Sales Cycle. The decision by a healthcare provider to replace or substantially upgrade its clinical information systems typically involves a major commitment of capital and an extended review and approval process. The sales cycle for the Company's facility-wide networks has typically been nine to 18 months from initial contact to receipt of a purchase order. During this period, VitalCom may expend substantial time, effort and funds preparing a contract proposal and negotiating a purchase order without any guarantee that the Company will complete the transaction. Any significant or ongoing failure to reach definitive agreements with customers could have a material adverse effect on the Company's business, operating results and financial condition.

      Competition. The Company's facility-wide networks for ECG data compete with the departmental systems offered by a number of competitors, including Hewlett-Packard Company, SpaceLabs, Inc. and Marquette Electronics, Inc., most of which have significantly greater financial, technical, research and development and marketing resources than the Company. In addition, many of these competitors have longstanding relationships with acute care hospitals and IHDNs. There can be no assurance that the Company will be able to sell to such hospitals or IHDNs or that the Company will be able to compete successfully with such vendors, and any inability to do so could have a material adverse effect on the Company's business, operating results and financial condition. The Company's OpenNet(TM) networks may face significant competition in the future from HCIS providers, patient monitoring companies, life support device companies and general purpose data network providers. Such potential competitors may elect to enter this market and compete with the Company using significantly greater financial, technical, research and development and marketing resources than are available to the Company. Any action on the part of vendors to make interfacing more difficult or impossible could have a material adverse effect on the Company's business, operating results and financial condition. The market for the Company's departmental products is also intensely competitive. The Company competes in this market principally as an OEM supplier to a range of patient monitoring and life support device companies, many of which have significantly greater financial, technical, research and development and marketing resources than the Company. There can be no assurance that current OEM customers will not elect to design and manufacture patient monitoring and system components currently supplied by the Company or elect to contract with other OEM suppliers. Any such election by one or more of such companies could have a material adverse effect on the Company's business, operating results and financial condition.

      Customer Concentration; Dependence on Departmental Products. The Company's departmental product sales, which represented approximately 45.2%, 55.6% and 58.8% of the Company's total net revenues in 1995, 1996 and the nine months ending September 30, 1997, respectively, have historically been to a small number of OEM customers. In 1995, Quinton Instrument Company ("Quinton") and Datascope Corporation ("Datascope") accounted for approximately 14.3% and 9.7%, respectively, of the Company's total revenues, in 1996 Quinton and Datascope accounted for approximately 18.4% and 17.7%, respectively, of the Company's total revenues and in the nine months ending September 30, 1997 Quinton and Datascope accounted for approximately 10.4% and 29.1%, respectively, of the Company's total revenues. The loss of, or a reduction in sales to, any such OEM customer would have a material adverse effect on the Company's business, operating results and financial condition.

      Technological Change; Need to Develop New Products. Many aspects of the medical equipment industry are undergoing rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards. The Company believes that as the market for its products matures, VitalCom's future success will depend upon its ability to develop and introduce on a timely basis new products and product enhancements that keep pace with technological developments and that address the increasingly sophisticated needs of acute care hospitals and IHDNs. In addition, the introduction of competing products embodying new technologies and the emergence of new industry standards could render the Company's existing products unmarketable or obsolete.

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

      Risks Associated With Recent Management Changes. In 1997, the Company has had a number of changes in its management team. Effective January 1, 1997, David
L. Schlotterbeck stepped down as the Company's Chief Executive Officer and Donald W. Judson, the Company's Chairman of the Board assumed such responsibilities. In March 1997, the Company hired a new Vice President, Direct Sales and in July 1997 hired a new Vice President, Research and Development. In October 1997 the Company hired Frank T. Sample as its new Chief Executive Officer, with Mr. Judson stepping down as such. Although the Company believes that its addition of new senior management members will be successful in improving the Company's business, operating results and financial condition, there can be no assurance that such changes will not have a material adverse effect on the Company's business, operating results and financial condition in future periods.

      Dependence on and Need to Recruit Key Personnel. The Company's success depends to a large extent on key members of its senior management team. Mr. Judson, President and Chief Executive Officer and Chairman of the Board has experienced back related pain which has periodically prevented him from working full time. In addition, Mr. Judson had a heart attack in 1989, took a one-week leave in December 1995 for a balloon angioplasty procedure and returned to work in January 1996. The loss of the services, either temporarily or permanently, of any of the members of senior management or other key employees, particularly in sales and marketing and research and development, could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company's future success depends to a large extent on its ability to attract and retain additional key management, sales and marketing and research and development personnel. Competition for such personnel is intense. There can be no assurance that the Company will be successful in attracting and retaining such personnel, and the failure to do so could have a material adverse effect on the Company's business, operating results and financial condition.

      Year 2000 Compliance. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. Although the Company believes that its products are Year 2000 compliant, customers may be affected by Year 2000 requirement issues as they could expend significant resources to correct or patch other software systems for Year 2000 compliance. These expenditures may result in reduced capital equipment budgets for other products, such as products offered by the Company, which could result in a material adverse effect on the Company's business, operating results and financial condition.

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


SUBSEQUENT EVENTS

      On October 27, 1997 the Company announced the appointment of Frank T. Sample as the Company's new President and Chief Executive Officer. Before joining the Company, Mr. Sample served as Executive Vice President at IDX Systems Corporation in S. Burlington, VT. From December 1990 to July 1997, when PHAMIS, Inc. was merged into IDX Systems Corporation, he was President and Chief Executive Officer at PHAMIS, Inc., a provider of patient-centered medical record information systems. Mr. Sample holds a B.B.A. degree in Business Administration from Cleveland State University.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
Exhibits:
        10.1 Silicon Valley Bank Amendment to Loan Agreement
        27.1 Financial Data Schedule


(b) Reports on Form 8-K

No reports on Form 8-K were filed during the reporting period.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 13, 1997.



                                       VITALCOM INC.



                                       /s/ Frank T. Sample
                                       -------------------
                                       Frank T. Sample
                                       President and Chief Executive Officer



                                       /s/ Shelley B. Thunen
                                       ---------------------
                                       Shelley B. Thunen
                                       Vice President Finance and
                                       Chief Financial Officer

                                 EXHIBIT LIST
                                 ------------

Exhibit No.                       Description
-----------                       -----------
   10.1              Silicon Valley Bank Amendment to Loan Agreement

   27.1              Financial Data Schedule

