Form 10-K
period 1997-12-31
VITALCOM INC
filed 1998-03-26
CIK 1006026

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-K
(MARK ONE)

      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR

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
   (STATE OR OTHER JURISDICTION OF          (PRIMARY STANDARD INDUSTRIAL         (I.R.S. EMPLOYER IDENTIFICATION
     INCORPORATION OR ORGANIZATION)         CLASSIFICATION CODE NUMBER)                      NUMBER)

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

                                Yes [X]  No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 20, 1998 as reported on the Nasdaq National Market, was approximately $9,353,646. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of March 20, 1998, there were 8,046,797 shares outstanding of the issuer's common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain information required by Part III of this Form 10-K is incorporated by reference to portions of the registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

================================================================================

                                     PART I

ITEM 1. BUSINESS

                                    BUSINESS

  General


     VitalCom (the "Company"), provides computer networks and related communications products that acquire, interpret and distribute real time patient monitoring information. The Company's computer and radio networks acquire physiologic data generated by the Company's own proprietary ECG monitors and other manufacturers' bedside equipment located throughout a healthcare facility. The Company's networks consist of proprietary radio frequency ("RF") communications components, clinical analysis software and display and networking software to provide personal computer-based central station surveillance of physiologic data from patients throughout a healthcare facility. The Networked Monitoring(TM) systems sold to acute care hospitals and integrated health delivery networks ("IHDNs") through the Company's direct sales force are networked systems designed for facility-wide coverage that provide access to real-time information at remote displays as well as at the central monitor, remote access through a wide area network ("WAN") as well as local area network ("LAN"), offer the capability to acquire data from the Company's own ambulatory ECG monitors as well as a variety of other manufacturers' bedside monitors and are typically located in multiple departments throughout the healthcare facility. The Company's Original Equipment Manufacturer ("OEM") customers purchase central monitoring systems as well as individual components for use in their monitoring products, which are generally for smaller departments that require customized systems. OEM products offered by the Company acquire data from the Company's ambulatory ECG monitor and from the OEM customer's bedside monitoring devices or life support equipment. The central monitoring system and display software for each OEM customer is developed specifically to meet the specifications of a particular department specialty.



     The Company's Networked Monitoring system collects patient monitoring or life support data from the Company's proprietary ECG monitors and other manufacturers' bedside devices, sending the data over a RF network to a central surveillance station. Technicians at the central surveillance station evaluate information acquired from ambulatory and point-of-care monitors and, in the case of a patient emergency or other significant event, respond by initiating immediate contact with the appropriate caregiver through standard pager technology. Because the networks continuously distribute real-time patient information to remote displays located throughout the healthcare facility, the caregivers can gain immediate access to critical patient status information. The Company believes that its Networked Monitoring system enables hospitals to shorten patient stays in costly intensive care units, increase medical staff productivity, reduce costly patient transfers, leverage the use of existing equipment and improve facility utilization. Since their introduction in 1991, the Company's Networked Monitoring systems have been installed in almost 100 acute care facilities, with the largest network providing central surveillance of up to 192 patients located in five adjacent buildings.


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


     These cost control pressures are forcing hospitals to find ways to deliver care with fewer resources and are encouraging provider consolidation and the emergence of IHDNs. Additionally, as the overall population ages and an increasing number of patients receive care in lower-cost, outpatient settings, the overall acuity level of the remaining hospital patients increases. Consequently, acute care hospitals and IHDNs are faced with delivering quality care to more acutely ill patients using fewer resources. In response, hospitals have increasingly turned to technological innovation for assistance.

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

THE VITALCOM SOLUTION

     The Company's Networked Monitoring systems enable acute care hospitals and IHDNs to respond to cost control pressures in the healthcare industry by reengineering labor-intensive care delivery processes to reduce costs. Principal benefits of the Company's solution include:

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


     - improving asset utilization with the Company's OpenNet application which interfaces to third-party products through programmable interfaces. The Company's OpenNet application currently includes interfaces with monitoring devices from Protocol Systems, Inc., ("Protocol") Datascope Corporation ("Datascope") and Johnson & Johnson Medical, Inc. ("JJMI") and life support equipment from Nellcor Puritan Bennett Incorporated ("Nellcor PB").


     - implementation of telemedicine with the Company's SiteLink(TM) application which allows a tertiary hospital to link its Networked Monitoring system to a Networked Monitoring system at a remote facility, even hundreds of miles away.

PRODUCTS

  Networked Monitoring Solutions


     The Company's Networked Monitoring system provides the basic architecture for current and future product offerings. In 1991, the Company introduced its computer network for ECG data providing acquisition, interpretation and distribution of patient ECG information. The OpenNet application introduced in the first half of 1996 expanded the Company's network capability to multi-parameter applications by using other manufacturers' patient monitoring and life support equipment. In November 1997, the Company introduced its SiteLink application, which allows a tertiary hospital to link its Networked Monitoring system to one at a remote facility via a dedicated T-1 phone line.


     The Company's Networked Monitoring system utilizes the following key components: RF technology; personal computer-based central station and proprietary display software; proprietary clinical analysis software and a proprietary network including real-time remote display and paging. The Company's RF technology collects patient physiologic data from the Company's proprietary ECG ambulatory transmitters, other manufacturers' multi-parameter bedside monitoring equipment and other manufacturers' life support equipment and transmits that data in real-time to the central surveillance station for interpretation and distribution. A central surveillance station consists of multiple, networked personal computers and color touch-screens. The central surveillance station is capable of simultaneously displaying up to several hundred patients' physiologic data. One trained technician is capable of monitoring up to six personal computers, each of which receives, interprets and displays real-time physiologic patient data, alarm settings and equipment status for up to eight patients using the Company's proprietary software. In the event that the Company's proprietary software detects a medically significant event, it responds with an audio or visual alarm and prompts the technician to issue a pager call to the responsible caregiver. The Company's proprietary software also stores up to 24 hours of real-time physiologic patient information for subsequent review.


     The Company's Networked Monitoring system provides for the simultaneous distribution of real-time physiologic patient information to multiple remote color touch-screen displays located throughout the facility by employing proprietary real-time distribution software and industry-standard Ethernet protocols. Remote viewing stations are located throughout the hospital, allowing caregivers to view patient physiologic data, alarm settings and equipment status for any patient connected to the network.

     ECG Applications. The Company's Networked Monitoring system interprets and distributes patient information acquired from an ambulatory digital telemetry transmitter, approximately the size of a television remote control that collects the information through sensors attached to the patient's chest. The Company's proprietary analysis software displays patient ECG information, including heartrate and waveform, alarm settings and equipment status for interpretation by a trained technician. In addition, the Company's proprietary clinical analysis software includes algorithms to analyze patient cardiac arrhythmias, such as asystole and ventricular fibrillation. The most recent version of the Company's analysis software received FDA clearance in January 1995.


     Multi-Parameter OpenNet Applications. The Company's OpenNet application uses programmable interfaces and wireless technology to acquire, interpret and distribute multi-parameter physiologic patient information, such as blood/oxygen saturation, respiration, temperature, end-tidal CO2 and blood pressure from patient monitoring and life support equipment of other vendors. The software and wireless component of the OpenNet technology have been available since March 1996. The Company's OpenNet application currently includes interfaces with bedside monitoring devices from Protocol, Datascope and JJMI. In November 1997 the Company received its 510(k) clearance for additional OpenNet connections to other bedside monitors and to ventilators. The ventilator feature allows clinicians to receive, display, interpret, distribute and archive respiratory data of ventilated patients, with the first interface to Nellcor PB's Series 7200 Ventilator.



     SiteLink(TM) Telemedicine Application. The Company's SiteLink application allows a tertiary hospital to link its Networked Monitoring system to a Networked Monitoring system at a remote facility, even hundreds of miles away, in real time, via a dedicated T-1 phone line. Monitoring technicians at the tertiary facility provide 24-hour surveillance for the remote site, paging caregivers at the remote site if a patient at the remote facility is in distress. The Company received FDA clearance in November 1997 for its SiteLink application, which currently is installed and running in two different locations.



     VitalAccess(TM) Application. During 1997 the Company introduced an application which permits multiple caregivers simultaneous access to individual patients' static patient monitoring information on the Company's Networked Monitoring system from any remote Windows 95(TM) or NT workstation. Access is routed through the Company's V-Gate server which is sold as a separate component to a Networked Monitoring system.


  OEM Products

     The Company's OEM products are sold on a private-label basis to equipment manufacturers and integrators, all of which manufacture patient monitoring or medical devices and have multi-year working relationships with the Company. The Company's OEM products are typically used in the emergency room, post-surgical, cardiac rehabilitation and other discrete care units within a hospital. These departmental products are custom programmed to provide specialized analysis or display formats required by a particular department specialty and to allow equipment manufacturers and integrators to deliver a product that satisfies the patient monitoring and reporting requirements of their customers. The OEM products use many of the same components that are used in the Company's Networked Monitoring systems, allowing for economies of scale in development, manufacturing and inventory management. When the Company's OEM customers offer networks, they are typically smaller in size than the Networked Monitoring system networks sold by the Company's direct sales force.



     The OEM products include central workstations, proprietary analysis software and RF products, but currently do not include hardware or software for real-time distribution on a facility-wide basis and larger networks, nor can they accept multiparameter information from other vendors' systems. The Company may in the future elect to incorporate in its OEM products the hardware and software for larger networks and real-time redistribution of information to remote viewing stations for use in specialty departments of hospitals for which the Company's OEM customers design and sell their products. In the event the Company incorporates these or other features into its OEM products, the Company believes that its OEM customers would not compete with its Networked Monitoring systems because the Networked Monitoring systems are sold to hospitals and IHDNs who elect to install larger, more dispersed systems. However, the Company could face competition with its OEM customers to the extent hospitals forego purchasing the Company's facility-wide Networked Monitoring systems for the smaller departmental systems of its OEM customers. In addition, the Company believes that its work with OEM customers helps it better understand the clinical procedures and technical protocols used to create the OpenNet connections with its OEM customers' and other vendors' patient monitoring and ventilator equipment.


CUSTOMERS


     The Company sells its Networked Monitoring systems to acute care hospitals and IHDNs throughout the United States through its direct sales force. The Company estimates that its potential customer base includes more than 5,200 acute care hospitals in the United States. As of December 31, 1997, the Company had direct sale installations of its Networked Monitoring systems in almost 100 such hospitals and IHDNs. In addition, the Company sells its OEM products to leading patient monitoring device companies. In 1996, Quinton and Datascope accounted for approximately 18.4% and 17.7%, respectively, of the Company's total revenues and in 1997 Quinton and Datascope accounted for approximately 12.7% and 25.0%, respectively, of the Company's total revenues. The loss of, or a significant reduction in sales to any such customer would have a material adverse effect on the Company's business, operating results and financial condition.


SALES AND MARKETING


     The Company sells its Networked Monitoring systems to acute care hospitals and IHDNs through its direct sales force. The Company's sales force is organized by region and targets key hospitals and IHDNs within each region. The sales cycle for Networked Monitoring systems has typically been nine to 18 months from initial contact to receipt of a purchase order and generally involves multiple sales calls on hospital purchasing, information technology, administrative and clinical personnel, product demonstrations at select reference sites and on-site evaluations. The Company markets its Networked Monitoring systems through direct sales calls, product demonstrations at select reference sites, on-site product evaluations, participation in trade shows and general industry advertising.


     Due to the long sales cycle and the fixed costs related to direct sales expenses, a failure of such direct sales efforts to create an offsetting increase in revenues and earnings would have a material adverse effect on the Company's business, operating results and financial condition. In addition, during the Company's long sales cycle for Networked Monitoring systems, it may expend substantial time, effort and funds preparing a contract proposal or negotiating a purchase order without any guarantee that it will complete the transaction. Any significant or ongoing failure to reach definitive agreements with direct sales customers would have a material adverse effect on the Company's business, operating results and financial condition. See Management's Discussion and Analysis of Financial Condition and Results of Operations -- General.


     The Company sells its OEM products to leading patient monitoring device companies, many of whom have had long-term working relationships with the Company. The Company's OEM sales team has significant experience in the healthcare industry. The Company markets its OEM products to its customers through expansion of existing product offerings, sales calls and participation in trade shows.


CUSTOMER SUPPORT

     The Company provides a wide range of support services to purchasers of its Networked Monitoring system. The Company's support program includes pre-installation assistance in network design and planning; a training and maintenance program for clinical and other hospital staff prior to installation and follow-up on-site training after installation; 24-hour telephone technical support and a consignment program during the product warranty period for systems of 24 channels or more providing for the consignment of one central station, including one spare transmitter per eight beds, at no charge. The Company provides a one-year warranty on the equipment and software components of its Networked Monitoring system. The Company will repair or replace at no charge any device or software which it finds to be defective during the warranty period. The Company offers extended hardware and software warranty programs to its customers for an annual fee.

TECHNOLOGY

     The Company believes that it has developed expertise in the following core technologies: R.F. communication products, real-time application software, clinical software algorithms and networking software. The Company benefits from the expertise of its research and development staff and its investment in these core technologies. These core technologies allow the Company's networks to acquire, interpret and distribute physiologic patient information throughout the facility in real-time. The term "real-time" refers to the ability to deliver data with minimal latency on a deterministic basis. "Latency" refers to the interval of time between the actual event and the arrival of the data. "Deterministic" refers to the ability to accurately predict the period of latency. Patient physiologic information is typically shown on remote displays less than one-half second after the actual event.


     Radio Frequency Communication Products. The Company's proprietary radio frequency (RF) communication products transmit real-time physiologic information from the patient to the central surveillance station. These communication products operate in three radio bands: VHF (174 MHz to 216 MHz, shared with TV channels 7-13); UHF (450 MHz to 470 MHz shared with land mobile users) and the 900 MHz radio band (902 MHz to 928 MHz licensed for spread spectrum operation).


     Real-time Application Software. The Company has a substantial investment in real-time application software. This includes modules for displaying physiologic patient information such as real-time patient wave forms, the continuous storage of patient information, trending of physiologic parameters, event storage and reporting, a pager interface and alarm handling.


     Clinical Software Algorithms. The Company has invested substantial efforts in developing clinical analysis software to evaluate ECG information received from the Company's transmitter and other patient monitors to report clinically significant events. The heart beat detector uses three types of sophisticated analysis techniques to differentiate the patient's heart beat from various sources of noise. These include linear digital filtering, nonlinear transforms and decision rule algorithms. These algorithms detect and classify each heart beat for every patient on the system and detect cardiac arrhythmia events such as asystole or ventricular fibrillation. The Company's clinical software has received all required FDA clearance.


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

PRODUCT DEVELOPMENT


     The Company's research and development strategy is to focus on expanding the capabilities of existing products and developing new products. In November, 1997 the Company received its 510(k) clearance for additional OpenNet connectors to bedside monitors not covered in a previous 510(k) clearance and connections to ventilators. The ventilator connection allows clinicians to receive, display, interpret, distribute and archive respiratory data of ventilated patient. The first ventilator interface is to Nellcor Puritan Bennett's Series 7200 Ventilator. The Company received FDA clearance in November, 1997 for a product application, SiteLink, which enables the Company's Networked Monitoring systems at a tertiary hospital to link a Networked Monitoring system at a remote facility, even hundreds of miles away, in real-time, via a dedicated T-1 phone line. In 1997, the Company introduced another application, VitalAccess, that permits caregivers access to static patient monitoring information on the Company's Networked Monitoring system from any remote Windows 95(TM) or NT workstation. The Company also has under development technology that would enable the Company's Networked Monitoring systems to connect with HCIS products and computerized patient records. The Company intends to continue to expand its OpenNet applications with interfaces to additional patient monitoring devices, many of which require no additional FDA clearance.



     The Company continues to evaluate emerging technologies in the communications industry for possible use in its products. In addition, the Company continually evaluates trends in the healthcare industry and, based on its perceptions of market requirements, may accelerate development of or acquire certain products while deferring or canceling development of others. The completion of the development of new or enhanced or acquired products will involve significant expenditures without knowing whether such products will achieve the intended benefits of cost reductions and productivity gains or whether such products will receive market acceptance.



     For the years ended December 31, 1997, 1996 and 1995, total research and development expenditures were approximately $4.8 million, $5.4 million and $2.7 million, respectively, and represented 22.1%, 29.6% and 11.2% of revenues, respectively. The Company expects to continue to allocate significant resources to these efforts. There can be no assurance, however, that such research and development efforts will be successful. Any failure of the Company's products under development, including HCIS connectivity products to achieve their intended benefits or market acceptance would have a material adverse effect on the Company's business, operating results and financial condition.


BACKLOG

     The Company's backlog as of December 31, 1997, 1996 and 1995 was $2.9 million, $2.0 million and $4.1 million, respectively. Backlog consists of purchase orders for products deliverable within twelve months and primarily represents orders from OEM customers. Purchase orders from the Company's OEM customers are generally cancelable at any time without penalty. The Company's backlog is not large enough to assure that its revenue targets for a particular quarter will be met. Therefore, the Company does not consider backlog to be a significant indication of future performance, and sales in any quarter are dependent on orders booked and shipped during that quarter and are not predictable with any degree of certainty.

MANUFACTURING


     The Company's manufacturing operations consist primarily of final assembly and test and quality control of materials, components, subassemblies and systems. The Company relies on subcontractors for printed circuit board and component assembly. The Company obtained and maintains ISO 9001/EN 29001 certification and is required to operate under the Quality System Regulation (previously called the Good Manufacturing Practices) of the Food and Drug Administration ("FDA"). Some of the Company's products utilize components available in the short term from only a single or limited number of sources. Certain of these components, such as some devices manufactured by Burr-Brown Corporation, Motorola Semiconductor

Products, Inc. and Maxim Integrated Products, Inc., have been available only on an allocation basis in the past and could be in scarce supply again in the future. While such allocation restrictions have not had a significant adverse effect on the Company to date, any inability to obtain such components on a timely basis or at commercially reasonable prices in the future could have a material adverse effect on the Company's business, operating results and financial condition until alternative sources could be developed or design and manufacturing changes could be completed. The Company does not have long-term supply agreements with its component suppliers or subcontractors. The Company's manufacturing facility is located at its headquarters in Tustin, California.

INTELLECTUAL PROPERTY

     The Company relies on a combination of copyright, trade secret and trademark laws, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company seeks to protect its software, circuitry documentation and other written materials under trade secret and copyright laws, which afford only limited protection. The Company has one patent on certain aspects of the transmitter technology used in its products. Accucore, AccuLink, AccuNet, OpenNet, SiteLink, VitalAccess, Networked Monitoring and VitalCom are trademarks of the Company. The Company cannot assure that any of its proprietary products or technologies can be patented, that any issued patent will provide the Company with any competitive advantages or will not be challenged by third parties, or that the patents of others will not have an adverse effect on the Company's ability to do business. Certain of the Company's OEM products include 900 MHz transmission technology licensed pursuant to a fully paid, five-year agreement with a third-party. Despite the Company's efforts to protect its proprietary rights, unauthorized parties might attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Restricting unauthorized use of the Company's products is difficult, and although the Company is unable to determine the extent to which unauthorized copying of its software products exists, such copying could be a potential problem. The Company believes, however, that it leads its competitors in certain technological developments, and that this lead affords it protection due in part to regulatory requirements related to technological advances. Nevertheless, the Company cannot assure that its protective measures for proprietary rights will be adequate or that the Company's competitors will not independently develop similar or superior technology, duplicate the Company's products or otherwise circumvent its intellectual property rights.

COMPETITION

     The Company's Networked Monitoring systems compete with systems offered by a number of competitors, including Hewlett-Packard Company, SpaceLabs, Inc. and Marquette Medical Systems, most of which have significantly greater financial, technical, research and development and marketing resources than the Company. In addition, many of these competitors have long-standing relationships with acute care hospitals and IHDNs. Furthermore, consolidation in the healthcare industry and the emergence of IHDNs has resulted in larger healthcare providers that consolidate their purchasing with a small number of preferred vendors with whom they have had long-standing relationships. There can be no assurance that the Company will be able to sell to such hospitals or IHDNs or that the Company will be able to compete successfully with such vendors, and any inability to do so would have a material adverse effect on the Company's business, operating results and financial condition.

     The Company's OpenNet connections will face significant competition in the future from HCIS providers, patient monitoring companies, life support device companies and general purpose data network providers. Such potential competitors may elect to enter this market and compete with the Company using significantly greater financial, technical, research and development and marketing resources than are available to the Company. In addition, the Company's success in selling its multi-parameter OpenNet connections to hospitals and IHDNs will depend to a large extent on its ability to interface with patient monitoring and life support devices of other vendors. Any action on the part of such other vendors to make such interfacing more difficult or impossible could have a material adverse effect on the Company's business, operating results and financial condition.

     The market for the Company's OEM products is also intensely competitive. The Company's OEM customers are patient monitoring and life support device companies, many of which have significantly greater financial, technical, research and development and marketing resources than the Company. There can be no assurance that current OEM customers will not elect to design and manufacture patient monitoring and system components currently supplied by the Company or elect to contract with other OEM suppliers. Any such election by one or more of such companies would have a material adverse effect on the Company's business, operating results and financial condition.

     The Company believes that the principal competitive factors in its markets are system features, product reliability, customer service and support, FDA regulatory compliance expertise, existing relationships with hospitals and IHDNs, company reputation, price and effectiveness of sales and marketing efforts. In addition, the Company believes that the ability to identify the evolving needs of the healthcare industry and the ability to develop innovative products to meet such needs, are important competitive factors. The Company believes that it competes favorably with respect to these factors but there can be no assurance that the Company will continue to compete favorably.

GOVERNMENT REGULATION

     Certain of the Company's products are regulated in the United States as medical devices by the FDA under the Federal Food, Drug, and Cosmetic Act ("FDC Act") and implementing regulations and require premarket clearance or approval by the FDA prior to commercialization. In addition, certain material changes or modifications to the intended use, labeling or manufacturing of cleared or approved medical devices are also subject to FDA clearance or approval. Pursuant to the FDC Act, the FDA regulates the development, testing, safety, labeling, storage, record keeping, advertising, production and distribution of medical devices in the United States. Noncompliance with applicable requirements can result in civil or criminal penalties, recall or seizure of products, or total or partial suspension of production.

     Generally, before a new medical device can be introduced into the market in the United States, the manufacturer or distributor must obtain FDA clearance by filing a 510(k) premarket notification or obtaining approval of a premarket approval ("PMA") application. If a medical device manufacturer or distributor can establish that a device is "substantially equivalent" to a legally marketed device for which the FDA has not called for PMAs, the manufacturer or distributor may seek clearance from the FDA to market the device by filing a 510(k) premarket notification. The 510(k) premarket notification may need to be supported by appropriate data establishing the claim of substantial equivalence to the satisfaction of the FDA.

     If a manufacturer or distributor of a medical device cannot establish substantial equivalence, the proposed device must be approved through a PMA application, which must be supported by statistical analysis of clinical data. The PMA application approval process can be expensive, uncertain and lengthy. To date the Company has received clearance on all of its products under the 510(k) process and has not been required to file a PMA application. The FDA has published a proposed rule that would require over forty devices, including those using arrhythmia software produced by the Company and its competitors, following a notice period, to receive PMA approvals or be discontinued for sale. A petition has been filed by some industry participants, including the Company, in response to the notice, to formally request that the FDA reclassify arrhythmia software devices from Class III devices to Class II devices. This petition is currently under FDA review. If the FDA reclassifies arrhythmia software devices to Class II, the Company's products will not require any additional clearances if a PMA application is not filed and approved within a specified time frame. However, if the FDA does not reclassify the arrhythmia software devices and publishes its final rule, such software devices would be subject to the lengthy and expensive PMA process, which could interrupt or terminate the sales of the Company's or its competitors' arrhythmia software devices. Any such interruption or termination could have a material adverse effect on the Company's business, financial condition and results of operations. The Company is required to adhere to applicable FDA regulations including the new Quality System Regulation (previously called the Good Manufacturing Practices), which include testing, control, and documentation requirements and the Medical Device Reporting Regulation. Failure to receive or delays in receipt of FDA clearance or approvals, including the need for extensive clinical trials or additional data as a prerequisite to clearance or approval, would have a material adverse effect on the Company's business, operating results and financial condition. Changes in existing regulations or adoption of new governmental regulations or policies could prevent or delay required regulatory approvals of the Company's products.

     The Company's radio frequency transmitter devices are subject to regulation by the Federal Communication Commission ("FCC"), and applicable approvals must be obtained before shipment of such products. The Company believes that all of its products designated for sale in the United States meet applicable Federal Communications Commission (FCC) regulations, including US FCC Part 15 for electromagnetic emissions. The FCC approval process starts with the collection of test data that demonstrates that a product meets the requirements stated in
Part 15 of the FCC regulations. This data is then included as part of a report and application that is submitted to the FCC requesting approval. The FCC may grant or request additional information or withhold approval. Any failure of the Company's products to conform to governmental regulations or any delay or failure to obtain required FCC approvals in the future, if any, could cause the delay or loss of sales of the Company's products and therefore have a material adverse effect on the Company's business, financial condition and result of operations.

     The Company's proprietary radio frequency (RF) communication products transmit real-time physiologic information from the patient to the central surveillance station. These communication products currently operate in three radio bands: VHF (174 MHz to 216 MHz, shared with TV channels 7-13); UHF (450 MHz to 470 MHz, shared with land mobile users); and the 900 MHz radio band (902 MHz to 928 MHz licensed for Spread Spectrum operation). The majority of the Company's RF products use the vacant television frequencies in the VHF band. The FCC is requiring all television stations to implement digital broadcasting transmission for High Definition Television (HDTV). Major metropolitan areas will be required to implement HDTV by December 31, 1998 and other markets by December 31, 2006. In order to implement HDTV the FCC has granted each TV channel an additional 6 MHz channel for digital broadcasting until the transition period ends, at which time the broadcaster would return one of the two channels. As TV stations use the additional 6 MHz channel for the digital broadcasting transition, which may take years, they may overlap into the radio spectrum which has been used for medical RF applications. Customers of the Company's lower power RF communication products may begin seeing more interference in the future. This interference may result in the Company's hospital biomedical personnel having to re-tune the Company's RF transmitters to other channels in order to reduce interference. In the event of high interference the Company's customers may need to purchase equipment to transmit in the UHF frequency range. The FCC also announced that they will be expanding the usable UHF frequencies for medical RF from the licensed 450 MHz to 470 MHz band to the unlicensed 470 MHz to 668 MHz frequency range. With VHF frequency ranges available for medical RF use potentially becoming more limited and the UHF frequency ranges expanding, the Company's competitors who have historically focused their RF products in what was the more limited UHF band, may now have a competitive advantage as compared to the Company, until such time as the Company expands its UHF RF product offerings. Any such competitive advantage of the Company's competitors and any additional development costs associated with expanding the Company's UHF RF product offerings could have a material adverse effect on the Company's business, operating results and financial condition. Additionally, future regulatory changes could significantly affect the Company's operations by diverting the Company's development efforts, making current products obsolete or increasing the opportunity for additional competition which could have a material adverse effect on the Company's business, operating results and financial condition.

     If the Company were to attempt to market its products and components in Europe and certain other foreign jurisdictions, the Company and its distributors and agents would have to obtain required regulatory approvals and clearances and otherwise comply with extensive regulations regarding safety and manufacturing processes and quality. These regulations, including the requirements for approvals or clearance to market and the time required for regulatory review vary from country to country.

EMPLOYEES

     As of December 31, 1997, the Company had approximately 145 full-time employees, of which 40 were in customer service, marketing and sales, 33 were in research and development, 59 were in manufacturing, quality assurance and regulatory affairs and 13 were in administration. None of the Company's employees is covered by a collective bargaining agreement, the Company has experienced no work stoppages and the Company believes that its relationship with its employees is good.


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     The Company held a Special Meeting of the Stockholders on December 9, 1997. At the Special Meeting, the following votes were cast for the ratification and approval of an amendment to the Company's 1993 Stock Option Plan to increase the shares reserved for issuance under the plan by 750,000:


For                 4,907,257
Against             1,195,432
Abstain                 1,000
Broker Non-Votes    1,933,359

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Market and Market Price for Common Stock. VitalCom Inc. common stock, $0.0001 par value per share, is traded over the counter under the symbol VCOM and is an authorized security for quotation on the Nasdaq National Market ("Nasdaq").

     The market prices of a share of VitalCom Inc. common stock are set forth below. The prices reflect the high and low trading prices for each quarter and the year ended December 31, 1997, since the Company's initial public offering in February 1996, as reported by Nasdaq.


                                      THREE MONTHS ENDED                   YEAR ENDED     YEAR ENDED
                        -----------------------------------------------   DECEMBER 31,   DECEMBER 31,
                        MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31       1996           1997
                        --------   -------   ------------   -----------   ------------   ------------
1996
  High................  $20.000    $23.250     $16.813        $6.000        $23.250
  Low.................   12.625     12.875       4.375         5.125          4.375
1997
  High................    5.750      5.625       5.063         5.563                        $5.750
  Low.................    4.375      4.500       4.000         3.875                         3.875
1998
  High (through
     3/20/98).........    5.000
  Low (through
     3/20/98).........    4.063



     Holders. The approximate number of holders of record of VitalCom Inc. common stock, as recorded on the books of VitalCom's Registrar and Transfer Agent, as of March 20, 1998 was 40.


     Dividends. VitalCom has not paid cash dividends on its common stock and does not currently have any plans to pay such dividends in the foreseeable future. The dividend policy of VitalCom is reviewed from time to time by the Company's Board of Directors in light of its earnings and financial condition and such other business considerations as the Board of Directors considers relevant.

UNREGISTERED SALES OF THE REGISTRANT'S EQUITY SECURITIES DURING LAST FISCAL YEAR

     The Note Purchase Agreement. In February 1997, the Company issued an aggregate of 40,000 shares of its Common Stock, $.0001 par value, to two consultants of the Company for a purchase price of $4.875 per share. The aggregate purchase price was paid in cash in the amount of $40 with the balance of the aggregate purchase price paid through the issuance of non-recourse promissory notes secured by a pledge of the shares to the Company. The issuance of the shares was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering. In addition, the recipients of the shares in the transactions represented their intentions to acquire the shares for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in such transactions.

ITEM 6. SELECTED FINANCIAL DATA

                            SELECTED FINANCIAL DATA

     The following information should be read in conjunction with the financial statements and related notes.


                                                         YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------
                                            1993       1994       1995       1996       1997
                                           -------    -------    -------    -------    -------
STATEMENT OF OPERATIONS DATA:
Total revenues...........................  $14,191    $17,092    $23,964    $18,372    $21,794
                                           -------    -------    -------    -------    -------
Cost of sales............................    6,754      7,956     10,299      9,680     11,477
                                           -------    -------    -------    -------    -------
Gross profit.............................    7,437      9,136     13,665      8,692     10,317
                                           -------    -------    -------    -------    -------
Operating expenses:
  Sales and marketing....................    3,211      3,643      6,442      9,515      8,562
  Research and development...............    1,609      1,852      2,673      5,434      4,816
  General and administrative.............      978      1,072      1,644      2,507      2,536
  Restructuring charges..................                                       481
                                           -------    -------    -------    -------    -------
          Total operating expenses.......    5,798      6,567     10,759     17,937     15,914
                                           -------    -------    -------    -------    -------
Operating income (loss)..................    1,639      2,569      2,906     (9,245)    (5,597)
                                           -------    -------    -------    -------    -------
Other income (expense), net..............     (546)      (174)      (130)       975        973
                                           -------    -------    -------    -------    -------
Income (loss) before provision (benefit)
  for income taxes.......................    1,093      2,395      2,776     (8,270)    (4,624)
Provision (benefit) for income taxes.....      484        971      1,193     (1,902)        26
                                           -------    -------    -------    -------    -------
Net income (loss)........................  $   609    $ 1,424    $ 1,583    $(6,368)   $(4,650)
                                           =======    =======    =======    =======    =======
Net income (loss) per basic common
  share(1)...............................                        $  0.30    $ (0.90)   $ (0.58)
                                                                 =======    =======    =======
Net income (loss) per diluted common
  share(1)...............................                        $  0.28    $ (0.90)   $ (0.58)
                                                                 =======    =======    =======
Weighted average basic common
  shares (1).............................                          5,313      7,084      8,001
                                                                 =======    =======    =======
Weighted average diluted common
  shares(1)..............................                          5,671      7,084      8,001
                                                                 =======    =======    =======


                                                              DECEMBER 31,
                                           ---------------------------------------------------
                                            1993       1994       1995       1996       1997
                                           -------    -------    -------    -------    -------
                                                             (IN THOUSANDS)
BALANCE SHEET DATA:
Cash equivalents, short-term
  investments............................  $   634    $ 1,223    $ 2,164    $20,120    $18,157
Working capital..........................    2,341      3,009      6,236     23,980     19,965
Total assets.............................    6,670      7,998     13,353     31,921     26,708
Long-term debt, excluding current
  portion................................    2,042      1,542      1,042         82         60
Total stockholders' equity (deficit).....   (4,482)    (3,606)    (2,973)    26,973     22,521

---------------
(1) See Note 1 to Financial Statements for a description of shares used in calculating net income (loss) per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements contained in this Annual Report on Form 10-K, including the information set forth in Part I, Item 1 -- Business, this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Report, may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include those regarding the Company's ability to shorten patient stays in costly intensive care (ICU) and cardiac care (CCU) units, increase medical staff productivity, reduce costly patient transfers, leverage the use of existing equipment, improve facility utilization, healthcare providers changing operations and increasingly focusing on controlling the cost of delivering care, implementing telemedicine with the Company's SiteLink application, the Company's possible election in the future to incorporate in its OEM products the hardware and software for larger networks and real-time redistribution of information to remote viewing stations, the Company's intention to expand its OpenNet application with interfaces to additional patient monitoring or ventilator devices, the Company's development of technology that would enable the Company's Networked Monitoring systems to connect with HCIS products and computerized patient records, potential new products, the status of certain products under development, the Company's development or acquisition of new products, rebuilding of the Company's funnel of potential new Networked Monitoring systems sales, sequential growth in Networked Monitoring sales, the Company's working capital position, the Company's estimated expenditures for Year 2000 compliance, the expected effect of Year 2000 compliance on the Company and the effect of Year 2000 compliance on the Company's customers. Actual results may vary substantially from these forward-looking statements for many reasons, including but not limited to those set forth in "Management's Discussion and Analysis of Financial Condition and Result of Operations -- Factors that May Affect Future Operating Results". Additional information is available in the Company's reports and other documents filed with the Securities and Exchange Commission.

GENERAL

     VitalCom provides computer networks and related radio communications products that acquire, interpret and distribute real-time monitoring information. The Company's computer and radio networks acquire physiologic data generated by the Company's own proprietary ECG monitors and other manufacturers' bedside equipment located throughout a healthcare facility. The Company's products are sold through a direct sales force to acute care hospitals and integrated healthcare delivery networks ("IHDNs") and on an Original Equipment Manufacturer ("OEM") basis to patient monitoring equipment manufacturers.

     Revenues from sales of Networked Monitoring systems sold by the Company's direct sales force are recognized upon shipment. The sales cycle for Networked Monitoring systems has typically been from nine to 18 months. The Company has experienced seasonal variations in sales of its Networked Monitoring systems, with sales in the first quarter typically lower than the preceding fourth quarter's sales due to customer budget cycles and sales remaining relatively flat during the third quarter. Furthermore, a large percentage of a particular quarter's shipments of Networked Monitoring systems has historically been booked in the last weeks of the quarter.

     Revenues from sales of OEM products are recognized upon shipment. The selling cycle for OEM products varies depending upon product mix and the extent to which the Company develops customized operating software for a particular OEM customer. In addition, the Company has experienced seasonal variations in sales of its departmental products, with sales in the first quarter typically lower than the preceding fourth quarter's sales and third quarter sales of OEM products generally being lower than other quarters.

     The Company's products are generally shipped as orders are received and, accordingly, the Company typically operates with limited backlog. As a result, sales in any quarter are dependent on orders booked and shipped in that quarter.

     To date the Company has not capitalized software development expenses. However, the development of new products or the enhancement of existing products may require capitalization of such expenses in the future. See Note 1 of Notes to Financial Statements.


ANNUAL RESULTS OF OPERATIONS

     The following table sets forth the percentage of total revenues represented by certain statements of operations data for the periods indicated:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1995     1996     1997
                                                              -----    -----    -----
Total revenues..............................................  100.0%   100.0%   100.0%
                                                              -----    -----    -----
Cost of sales...............................................   43.0     52.7     52.7
                                                              -----    -----    -----
Gross profit................................................   57.0     47.3     47.3
                                                              -----    -----    -----
Operating expenses:
  Sales and marketing.......................................   26.9     51.8     39.3
  Research and development..................................   11.1     29.6     22.1
  General and administrative................................    6.9     13.6     11.6
  Restructuring charges.....................................     --      2.6       --
                                                              -----    -----    -----
          Total operating expenses..........................   44.9     97.6     73.0
                                                              -----    -----    -----
Operating income (loss).....................................   12.1    (50.3)   (25.7)
Other income (expense), net.................................   (0.5)     5.3      4.5
                                                              -----    -----    -----
Income (loss) before provision (benefit) for income taxes...   11.6    (45.0)   (21.2)
Provision (benefit) for income taxes........................    5.0    (10.4)    0.01
                                                              -----    -----    -----
Net income (loss)...........................................    6.6%   (34.6)%  (21.3)%
                                                              =====    =====    =====

COMPARISON OF THE YEARS ENDED 1997, 1996 AND 1995

     Total Revenues. Total revenues consist of revenue from sales of Networked Monitoring systems and OEM products, together with fees for installation and servicing of products. Total revenues increased 18.6% to $21.8 million in 1997 from $18.4 million in 1996. Total revenues decreased 23.3% to $18.4 million in 1996 from $24.0 million in 1995. Revenues from Networked Monitoring systems sales increased 12.8% to $9.3 million from $8.2 million in 1996. Revenues from Networked Monitoring systems sales decreased 37.9% to $8.2 million in 1996 from $13.1 million in 1995. Revenues from OEM product sales increased 19.6% to $12.2 million from $10.2 million in 1996. Revenues from OEM product sales decreased 5.7% to $10.2 million in 1996 from $10.8 million in 1995. The increase in Networked Monitoring systems sales in 1997 from 1996 was due to a rebuilding of the Company's funnel of potential new Networked Monitoring systems sales. The decrease in sales of Networked Monitoring systems in 1996 from 1995 was due to a reduction in sales that resulted from a shift to a new selling method made during 1996 and changes made to the sales force to implement this new sales strategy. The increase in OEM product sales in 1997 from 1996 reflects the increased demand for central monitoring systems sold by two of the Company's OEM customers, including those sold by the Company's largest OEM customer. In 1996, OEM product sales decreased from 1995 due to the expected reduction of sales from an existing customer which was not offset by increased revenues from either present or new OEM customers.

     Gross Margins. Cost of goods sold generally includes material, direct labor, overhead and, for Networked Monitoring systems, installation expenses. Cost of sales increased 18.6% to $11.5 million from $9.7 million in 1996, on a 18.6% increase in revenues in 1997. Cost of sales decreased 6.0% to $9.7 million in 1996 from $10.3 million in 1995, on a 23.3% revenue decrease in 1996. Gross margins were 47.3%, 47.3% and 57.0% in 1997, 1996 and 1995, respectively. Gross margin in 1997 was identical to 1996 as the absorption of fixed costs remained consistent from year to year. The decrease in gross margin in 1996 as compared to 1995 was due to lower revenues in 1996 with fixed costs in overhead a higher percentage of revenues.

     Sales and Marketing Expenses. Sales and marketing expenses include payroll, commissions and related costs attributable to direct and OEM sales and marketing personnel, travel and entertainment expenses, and other promotional expenses. Sales and marketing expenses decreased 10.0%, to $8.6 million in 1997 from $9.5 million in 1996. Sales and marketing expenses increased 47.7% to $9.5 million in 1996 from $6.4 million in 1995. The decrease in sales and marketing expenses in 1997 was primarily attributable to a decrease in customer relations expenses as 1996 expenses included voluntary upgrades to selected Networked Monitoring systems customers to provide an upgrade path for future expansions and sales to these customers. The increase in sales and marketing expenses in 1996 compared to 1995 was primarily attributable to an increase in increased customer relations expense, direct sales payroll and related support, training, recruitment, and travel and entertainment expenses associated with an increased number of sales professionals.


     Research and Development Expenses. Research and development expenses include payroll and related costs attributable to research and development personnel, prototyping expenses and other costs. Research and development expenses decreased 11.4% to $4.8 million in 1997 from $5.4 million in 1996. Research and development expenses increased 103.3% to $5.4 million in 1996 from $2.7 million in 1995. Research and development expenses decreased in 1997 from 1996 due primarily to a lower number of research and development personnel and reduced spending for prototype and test equipment. The increase in research and development expenses in 1996 compared to 1995 was due primarily to an increase in the number of research and development personnel, increased recruitment fees and the costs associated with the increased number of projects.

     General and Administrative Expenses. General and administrative expenses includes accounting, finance, MIS, human resources, general administration, executive officers and professional fee expenses. General and administrative expenses increased 1.1% to $2.5 million in 1997 from $2.5 million in 1996. General and administrative expenses increased 52.5% to $2.5 million in 1996 from $1.6 million in 1995. The increase in spending in 1997 and 1996 is attributable to headcount increases, related recruiting and relocation expenses and during 1996 and the legal, compliance and investor relations expenses associated with being a public company.

     Restructuring Charge. Restructuring charges of approximately $461,000 resulted from the Company's November 1996 restructuring of operations and an executive reorganization and include severance and other employee termination costs. The total restructuring costs were all paid by September 24, 1997.

     Other Income (Expense), Net. Other income (expense), net consists primarily of interest income earned on proceeds from the Company's initial public offering, net of payments made in respect of outstanding indebtedness. Other income (expense), net, in 1997 decreased slightly to $972,968 in income as compared to income of $975,341 in 1996. Other income (expense), net in 1996 increased to $975,341 from $(129,537) in 1995. Other income, net in 1997 and 1996 was derived from interest earned on the proceeds from the Company's February 1996 initial public offering, while interest payments on the Company's long term debt were eliminated as the loan was paid off in February 1996.


     Provision (Benefit) for Income Taxes. The Company paid minimal state taxes in 1997 due to its net loss position. In 1996 the Company recognized a benefit for the amount of refundable federal taxes of $2.7 million as a result of the carryback of its net operating loss, offset by the establishment of a valuation allowance of $748,000 against previously deferred tax assets, for a net tax benefit of $1.9 million. The Company's effective tax rate was 43.0% in 1995. The Company's utilization of its credit carryforwards depends upon future income and may be subject to an annual limitation, required by the Internal Revenue Code of 1986 and similar state provisions (see Note 8 of Notes to Financial Statements).


LIQUIDITY AND CAPITAL RESOURCES


     The Company has financed its operations (including capital expenditures) through net proceeds from the Company's February 1996 initial public offering, cash flow from operations, cash and cash equivalent balances, a bank line of credit and long-term debt. During 1995, the Company raised net proceeds of approximately $2.8 million from the issuance of common and preferred stock. During the year ended December 31, 1996 the Company issued 2,300,000 shares of common stock in its February 1996 initial public offering, raising $25.6 million, net of expenses. At December 31, 1997, the Company had $18.2 million in cash, cash equivalents and short-term investments as compared to $20.1 million at December 31, 1996.

     The Company used $1.7 million of cash for operating activities in 1997, compared to $5.0 million and $0.02 million in 1996 and 1995, respectively. The 1997 net loss of $4.6 million and the $1.6 million increase in accounts receivable was partially offset by decreases in inventories and income tax receivable of $1.4 million and $2.9 million, respectively. Accounts receivable increased primarily as a result of the increased business volume at the end of 1997, as compared to 1996.

     The Company used $6.4 million for investing activities in 1997, compared to $1.4 million and $0.8 million in 1996 and 1995, respectively. Cash used for investing activities in 1997, 1996 and 1995 was primarily for purchases of equipment.

     The Company generated $0.2 million from financing activities in 1997, compared to $24.4 million and $1.7 million in 1996 and 1995, respectively. The primary source of cash from financing activities in 1997 was the net proceeds from the issuance of common stock under the Company's employee stock purchase plan. The primary source of cash from financing activities in 1996 was the sale of 2,300,000 shares of common stock in the Company's initial public offering which net the Company approximately $25.6 million. The primary source of cash from financing activities in 1995 was from the issuance of preferred and common stock which was partially offset by the repayment of long-term debt.

     At December 31, 1997, the Company's principal sources of liquidity consisted of $18.2 million of cash, cash equivalents and short-term investments and $5.0 million of available credit facilities. In August 1997, the Company renewed a secured lending arrangement (the "Agreement") with Silicon Valley Bank, providing for a $5.0 million revolving line of credit bearing interest at the bank's prime rate. The bank does not have security interest in any of the Company's assets unless the Company is borrowing under the line of credit and fails to comply with certain financial covenants. The Agreement expires in August 1998. At December 31, 1997, there were no borrowings outstanding under the Agreement and the Company was in compliance with all covenants. The financial covenants require that the Company maintain a quick assets ratio of not less than 2 to 1, maintain tangible net worth of not less than $20,000,000, maintain a ratio of total liabilities to tangible net worth of not more than 1 to 1 and maintain an aggregate total of cash and marketable securities in an amount at least equal to the product of two times the maximum amount of the Credit Line. As such, the bank held no security interest in any of the Company's assets (see note 3 of Notes to Financial Statements).

     At December 31, 1995, the Company had a secured promissory note in the amount of $1,541,667 due to Silicon Valley Bank which bore interest at the bank's prime rate plus 3.0% (11.75% at December 31, 1995) per annum, payable monthly in arrears. In February 1996 the Company paid the loan off in full, without pre-payment penalty.

     The Company's principal commitment at December 31, 1997 consisted of a lease on its office and manufacturing facility. The Company expects to spend approximately $1.0 million for capital expenditures during 1998.

     The Company believes that existing cash resources, cash flows from operations, if any, and line of credit facilities will be sufficient to fund the Company's operations for at least the next twelve months.

     Year 2000 Compliance. In the next two years, many companies will face a potentially serious information systems (computer) problem because many software application and operational programs written in the past may not properly recognize calendar dates beginning in the Year 2000. This problem could force computers to either shut down or provide incorrect data or information. The Company is presently in the process of examining its computer systems and contacting its software providers to determine whether the Company's software applications are compliant with the Year 2000. As of December 31, 1997, the Company's enterprise resource planning system has been validated to be Year 2000 compliant. While it is difficult to quantify the anticipated cost involved, the Company's best estimate of expenditures is between $50,000 to $200,000 for such upgrades since they were part of the software and hardware provides normal upgrades to the Company. While the Company believes that its systems are fully Year 2000 compliant, the Company intends to continue to review its information systems for any possible problems as well as monitor its key customers and suppliers for any impact that the Year 2000 may have on their information systems which could then impact the Company. Although the Company believes that its products are Year 2000 compliant, customers may be affected by Year 2000 requirement issues as they could expend significant resources to correct or patch other software systems for Year 2000 compliance. These expenditures may result in reduced capital equipment budgets for other products, such as products offered by the Company, which could result in a material adverse effect on the Company's business, operating results and financial condition.

     Recent Accounting Pronouncements -- In June 1997, the FASB issued Statement of Financial Accounting Standard No. 130 (SFAS 130), Reporting Comprehensive Income, and No. 131 (SFAS 131), Disclosures About Segments of an Enterprise and Related Information. These statements are effective for fiscal years commencing after December 15, 1997. While the Company is required to comply with the provisions of these statements in fiscal 1998, it has been determined that the effect that these new standards will have on its consolidated financial statements and disclosures is not material.

     In October 1997, the American Institute of Certified Public Accountants issued SOP 97-2, Software Revenue Recognition, which supercedes SOP 91-1. The provisions of SOP 97-2 are effective for fiscal years beginning after December 15, 1997. The Company is reviewing the impact of the statement on its financial statements.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     Dependence on Increased Market Acceptance of Networked Monitoring
Systems. In 1997, sales of the Company's Networked Monitoring systems increased 12.8% to $9.3 million from $8.2 million in 1996. In 1996, sales of the Company's Networked Monitoring systems decreased 37.9% to $8.2 million from $13.1 million in 1995. Although the Company has experienced sequential revenue growth in 1997, sales of the Company's Networked Monitoring systems have not returned to 1995 sales levels and the Company's operating results since 1995 have been affected by the lower sales levels. If the Company is not successful in marketing and selling its Networked Monitoring systems, the Company's business, operating results and financial condition would be materially adversely affected. In addition, although the Company's Networked Monitoring products have been installed in almost 100 hospitals, there is no assurance that the Company's products will achieve the hospital penetration which the Company anticipates.

     Fluctuations in Quarterly Results. The Company's quarterly operating results have fluctuated in the past and may fluctuate significantly from quarter to quarter in the future as a result of a number of factors, including, but not limited to the size and timing of orders; the length of the sales cycle; the Company's success in expanding its sales and marketing programs and the effects of changes in sales force alignment; the ability of the Company's customers to obtain budget allocations for the purchase of the Company's products; changes in pricing policies or price reductions by the Company or its competitors; mix of sales between Networked Monitoring systems and OEM products; the timing of new product announcements and introductions by the Company or its competitors; deferrals of customer orders in anticipation of new products or product enhancements; the Company's ability to develop, introduce and market new products and product enhancements; market acceptance of new products or product enhancements; the Company's ability to control costs; the availability of components; costs associated with responding software "bugs" or errors; regulatory compliance and timing of regulatory clearances and general economic factors.

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

     Lengthy Sales Cycle. The decision by a healthcare provider to replace or substantially upgrade its clinical information systems typically involves a major commitment of capital and an extended review and approval process, and this review and approval process is becoming more complex, more financially oriented and increasingly subject to overall integration into the hospital's information systems planning. The sales cycle for the Company's Networked Monitoring systems has typically been nine to 18 months from initial contact to receipt of a purchase order. During this period, the Company expends substantial time, effort and funds preparing a contract proposal and negotiating a purchase order without any guarantee that the Company will complete the transaction. Any significant or ongoing failure to reach definitive agreements with customers has in the past and may in the future have a material adverse effect on the Company's business, operating results and financial condition.


     Competition. The Company's Networked Monitoring systems compete with systems offered by a number of competitors, including Hewlett-Packard Company, SpaceLabs, Inc. and Marquette Electronics, Inc., most of which have significantly greater financial, technical, research and development and marketing resources than the Company. In addition, many of these competitors have longstanding relationships with acute care hospitals and IHDNs. There can be no assurance that the Company will be able to sell to such hospitals or IHDNs or that the Company will be able to compete successfully with such vendors, and any inability to do so could have a material adverse effect on the Company's business, operating results and financial condition. The Company's OpenNet applications may face significant competition in the future from HCIS providers, patient monitoring companies, life support device companies and general purpose data network providers. Such potential competitors may elect to enter this market and compete with the Company using significantly greater financial, technical, research and development and marketing resources than are available to the Company. In addition, the Company's success in selling its multi-parameter OpenNet networks to hospitals and IHDNs will depend to a large extent on its ability to interface with patient monitoring and life support devices of other vendors. Any action on the part of such other vendors to make such interfacing more difficult or impossible could have a material adverse effect on the Company's business, operating results and financial condition. The market for the Company's OEM products is also intensely competitive. The Company sells to a range of patient monitoring and life support device companies, many of which have significantly greater financial, technical, research and development and marketing resources than the Company. There can be no assurance that current OEM customers will not elect to design and manufacture patient monitoring and system components currently supplied by the Company or elect to contract with other OEM suppliers. Any such election by one or more of such companies could have a material adverse effect on the Company's business, operating results and financial condition.



     In addition, the Company may in the future elect to incorporate in its OEM products the hardware and software for larger networks and real-time redistribution of information to remote viewing stations for use in specialty departments of hospitals for which the Company's OEM customers design and sell their products. In the event the Company incorporates these or other features into its OEM products, the Company believes that its OEM customers would not compete with its Networked Monitoring systems because the Networked Monitoring systems are sold to hospitals and IHDNs who elect to install larger, more dispersed systems. However, the Company could face competition with its OEM customers to the extent hospitals forego purchasing the Company's facility-wide Networked Monitoring systems for the smaller departmental systems of its OEM customers.


     Customer Concentration; Dependence on Departmental Products. The Company's OEM product sales, which represented approximately 55.6% and 53.7% of the Company's total net revenues in 1996 and 1997, respectively, have historically been to a small number of OEM customers. In 1996, Quinton Instrument Company ("Quinton") and Datascope Corporation ("Datascope") accounted for approximately 18.4% and 17.7%, respectively, of the Company's total revenues and in 1997 Quinton and Datascope accounted for approximately 12.7% and 25.0%, respectively, of the Company's total revenues. The loss of, or a reduction in sales to, any such OEM customer would have a material adverse effect on the Company's business, operating results and financial condition.

     Technological Change; Need to Develop New Products. Many aspects of the medical equipment industry are undergoing rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards. Historically, the Company derived substantially all of its revenue from sales of its Networked Monitoring systems and OEM products. The Company believes that as the market for these products matures, VitalCom's future success will depend upon its ability to develop and introduce on a timely basis new products and product enhancements that keep pace with technological developments and that address the increasingly sophisticated needs of acute care hospitals and IHDNs. In addition, the introduction of competing products embodying new technologies and the emergence of new industry standards could render the Company's existing products unmarketable or obsolete. If the Company is unable to develop and introduce product enhancements and new products in a timely and cost-effective manner in response to changing market conditions or customer requirements, or if the Company's new products or product enhancements, such as SiteLink, do not achieve market acceptance, the Company's business, operating results and financial condition will be materially adversely affected.

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

     Year 2000 Compliance. In the next two years, many companies will face a potentially serious information systems (computer) problem because many software application and operational programs written in the past may not properly recognize calendar dates beginning in the Year 2000. This problem could force computers to either shut down or provide incorrect data or information. The Company is presently in the process of examining its computer systems and contacting its software providers to determine whether the Company's software applications are compliant with the Year 2000. As of December 31, 1997, the Company's enterprise resource planning system has been validated to be Year 2000 compliant. While it is difficult to quantify the anticipated cost involved, the Company's best estimate of expenditures is between $50,000 to $200,000 for such upgrades since they were part of the software and hardware provides normal upgrades to the Company. While the Company believes that its systems are fully Year 2000 compliant, the Company intends to continue to review its information systems for any possible problems as well as monitor its key customers and suppliers for any impact that the Year 2000 may have on their information systems which could then impact the Company. Although the Company believes that its products are Year 2000 compliant, customers may be affected by Year 2000 requirement issues as they could expend significant resources to correct or patch other software systems for Year 2000 compliance. These expenditures may result in reduced capital equipment budgets for other products, such as products offered by the Company, which could result in a material adverse effect on the Company's business, operating results and financial condition.

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

     Risks Associated With Recent Management Changes. During 1997, the Company had a number of changes in its management team. Effective January 1, 1997, David
L. Schlotterbeck stepped down as the Company's Chief Executive Officer, and Donald J. Judson, the Company's Chairman of the Board, assumed such responsibilities. In March 1997, the Company hired a new Vice President, Direct Sales and in July 1997 hired a new Vice President, Research and Development. In October 1997, the Company hired Frank T. Sample as its new President and Chief Executive Officer, with Mr. Judson stepping down as such. The addition of new senior management has involved increased salary levels which the Company anticipates will result in increased administrative expenses in future periods. Such management changes can also involve disruptions in the Company's day-to-day operations, can interrupt continuity in customers relationships and create delays in sales the cycles or product release schedules. Although the Company believes that its new senior management will be successful in improving the Company's business, operating results and financial condition, there can be no assurance that such changes will not have a material adverse effect on the Company's business, operating results and financial condition in future periods.

     Dependence on Key Personnel. The Company's success depends to a large extent on its ability to attract and retain key personnel. The loss of the services, either temporarily or permanently, of any of the members of senior management or other key employees, particularly in sales and marketing and research and development, could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company's future success depends to a large extent on its ability to attract and retain additional key management, sales and marketing and research and development personnel. Competition for such personnel is intense. There can be no assurance that the Company will be successful in attracting and retaining such personnel, and the failure to do so could have a material adverse effect on the Company's business, operating results and financial condition.

     Government Regulation. The manufacture and sale of medical devices, including the Company's products, is subject to extensive regulation by numerous governmental authorities. In the United States, the Company's products are regulated as medical devices and are subject to the FDA's pre-clearance or approval requirements. The Company has received clearance from the FDA to market its current products through the 510(k) premarket notification process. There can be no assurance that a similar 510(k) clearance for any future product or enhancement of an existing product will be granted or that the process will not be lengthy. If the Company cannot establish that a product is "substantially equivalent" to certain legally marketed devices, or if FDA regulatory changes currently under consideration with respect to arrhythmia software are adopted, the 510(k) clearance procedure will be unavailable and Company will be required to utilize the longer and more expensive premarket approval ("PMA") process. Failure to receive or delays in receipt of FDA clearances or approvals, including the need for extensive clinical trials or additional data as a prerequisite to clearance or approval, could have a material adverse effect on the Company's business, operating results and financial condition. Sales of medical devices and components outside of the United States are subject to international regulatory requirements that vary from country to country. There can be no assurance that the Company will be able to obtain further clearance or approvals for its products or components on a timely basis or at all, and delays in receipt of, loss of or failure to receive such approvals or clearances could have a material adverse effect on the Company's business, operating results and financial condition.

     The Company's radio frequency transmitter devices are subject to regulation by the Federal Communication Commission ("FCC"), and applicable approvals must be obtained before shipment of such products. The Company believes that all of its products designated for sale in the United States meet applicable Federal Communications Commission (FCC) regulations, including US FCC Part 15 for electromagnetic emissions. The FCC approval process starts with the collection of test data that demonstrates that a product meets the requirements stated in
Part 15 of the FCC regulations. This data is then included as part of a report and application that is submitted to the FCC requesting approval. The FCC may grant or request additional information or withhold approval. Any failure of the Company's products to conform to governmental regulations or any delay or failure to obtain required FCC approvals in the future, if any, could cause the delay or loss of sales of the Company's products and therefore have a material adverse effect on the Company's business, financial condition and result of operations.

     The Company's proprietary radio frequency (RF) communication products transmit real-time physiologic information from the patient to the central surveillance station. These communication products currently operate in three radio bands: VHF (174 MHz to 216 MHz, shared with TV channels 7-13); UHF (450 MHz to 470 MHz, shared with land mobile users); and the 900 MHz radio band (902 MHz to 928 MHz licensed for Spread Spectrum operation). The majority of the Company's RF products use the vacant television frequencies in the VHF band. The FCC is requiring all television stations to implement digital broadcasting transmission for High Definition Television (HDTV). Major metropolitan areas will be required to implement HDTV by December 31, 1998 and other markets by December 31, 2006. In order to implement HDTV the FCC has granted each TV channel an additional 6 MHz channel for digital broadcasting until the transition period ends, at which time the broadcaster would return one of the two channels. As TV stations use the additional 6 MHz channel for the digital broadcasting transition, which may take years, they may overlap into the radio spectrum which has been used for medical RF applications. Customers of the Company's lower power RF communication products may begin seeing more interference in the future. This interference may result in the Company's hospital biomedical personnel having to re-tune the Company's RF transmitters to other channels in order to reduce interference. In the event of high interference the Company's customers may need to purchase equipment to transmit in the UHF frequency range. The FCC also announced that they will be expanding the usable UHF frequencies for medical RF from the licensed 450 MHz to 470 MHz band to the unlicensed 470 MHz to 668 MHz frequency range. With VHF frequency ranges available for medical RF use potentially becoming more limited and the UHF frequency ranges expanding, the Company's competitors who have historically focused their RF products in what was the more limited UHF band, may now have a competitive advantage as compared to the Company, until such time as the Company expands its UHF RF product offerings. Any such competitive advantage of the Company's competitors and any additional development costs associated with expanding the Company's UHF RF product offerings could have a material adverse effect on the Company's business, operating results and financial condition. Additionally, future regulatory changes could significantly affect the Company's operations by diverting the Company's development efforts, making current products obsolete or increasing the opportunity for additional competition which could have a material adverse effect on the Company's business, operating results and financial condition.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements are filed herewith and are listed under
Item 14 of Part IV of this report.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of VitalCom Inc.,

     We have audited the accompanying balance sheets of VitalCom Inc. (the "Company") as of December 31, 1996 and 1997, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in Item 14a. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, such financial statements present fairly, in all material respects, the financial position of VitalCom Inc. at December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP
Costa Mesa, California
February 11, 1998

                                 VITALCOM INC.

                                 BALANCE SHEETS

                                     ASSETS


                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1996           1997
                                                              -----------    -----------
Current assets
  Cash and cash equivalents.................................  $20,120,203    $12,157,160
  Short-term investments....................................                   6,000,000
  Accounts receivable, net of allowance for doubtful
     accounts and returns of $235,566 and $270,213..........    2,299,360      3,853,066
  Inventories (Note 2)......................................    3,191,043      1,812,499
  Prepaid expenses..........................................      361,272        269,462
  Income tax refund receivable..............................    2,874,276             --
                                                              -----------    -----------
          Total current assets..............................   28,846,154     24,092,187
Property:
  Machinery and equipment...................................    1,352,898      1,464,903
  Office furniture and computer equipment...................    1,820,607      2,044,083
  Leasehold improvements....................................       67,919         87,351
                                                              -----------    -----------
                                                                3,241,424      3,596,337
  Less accumulated amortization and depreciation............     (976,328)    (1,659,939)
                                                              -----------    -----------
  Property, net.............................................    2,265,096      1,936,398
                                                              -----------    -----------
Other assets (Note 1).......................................      140,101         51,935
Goodwill, net (Note 1)......................................      669,525        627,549
                                                              -----------    -----------
          Total assets......................................  $31,920,876    $26,708,069
                                                              ===========    ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $ 1,085,972    $   585,744
  Accrued payroll and related costs.........................      875,344      1,198,055
  Accrued warranty costs....................................      951,381        968,245
  Accrued liabilities (Notes 5 and 6).......................    1,623,278      1,353,675
  Accrued marketing commitments.............................      309,377
  Current portion of capital lease obligations..............       21,120         21,120
                                                              -----------    -----------
          Total current liabilities.........................    4,866,472      4,126,839
                                                              -----------    -----------
Capital lease obligations, less current portion.............       81,834         60,296
Commitments and contingencies
Redeemable preferred stock, $0.001 par value, 5,000,000
  shares authorized, no shares issued and outstanding at
  December 31, 1996 and December 31, 1997
Stockholders' equity (Notes 5 and 7):
  Common stock, including paid-in capital, $0.0001 par
     value; 25,000,000 shares authorized, 7,942,688 shares
     and 8,038,547 shares issued and outstanding at December
     31, 1996 and 1997, respectively........................   36,832,936     37,226,125
Note receivable for stock sales.............................                    (194,960)
Accumulated deficit.........................................   (9,860,366)   (14,510,231)
                                                              -----------    -----------
          Total stockholders' equity........................   26,972,570     22,520,934
                                                              -----------    -----------
Total liabilities and stockholders' equity..................  $31,920,876    $26,708,069
                                                              ===========    ===========


                       See notes to financial statements.

                                 VITALCOM INC.

                            STATEMENTS OF OPERATIONS


                                                               YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         1995           1996           1997
                                                      -----------    -----------    -----------
Revenues............................................  $23,964,167    $18,372,415    $21,793,555
Cost of sales.......................................   10,299,437      9,680,394     11,476,974
                                                      -----------    -----------    -----------
Gross profit........................................   13,664,730      8,692,021     10,316,581
Operating expenses:
  Sales and marketing...............................    6,442,109      9,515,482      8,562,095
  Research and development..........................    2,673,000      5,433,738      4,815,543
  General and administration........................    1,644,177      2,506,980      2,535,586
  Restructuring charges (Note 9)....................                     480,996
                                                      -----------    -----------    -----------
          Total operating expenses..................   10,759,286     17,937,196     15,913,224
                                                      -----------    -----------    -----------
Operating income (loss).............................    2,905,444     (9,245,175)    (5,596,643)
Other income (expense), net.........................     (129,537)       975,341        972,968
                                                      -----------    -----------    -----------
Income (loss) before provision (benefit) for income
  taxes.............................................    2,775,907     (8,269,834)    (4,623,675)
Provision (benefit) for income taxes................    1,192,657     (1,901,995)        26,190
                                                      -----------    -----------    -----------
Net income (loss)...................................  $ 1,583,250    $(6,367,839)   $(4,649,865)
                                                      ===========    ===========    ===========
Net income applicable to common shareholders (Note
  1)................................................  $   619,611
                                                      ===========
Net income (loss) per basic common share............  $      0.30    $     (0.90)   $     (0.58)
                                                      ===========    ===========    ===========
Net income (loss) per diluted common share..........  $      0.28    $     (0.90)   $     (0.58)
                                                      ===========    ===========    ===========
Weighted average basic common shares................    5,312,990      7,084,397      8,000,982
                                                      ===========    ===========    ===========
Weighted average diluted common shares..............    5,671,307      7,084,397      8,000,982
                                                      ===========    ===========    ===========


                       See notes to financial statements.

                                 VITALCOM INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997


                                                                               NOTE
                                        COMMON STOCK                        RECEIVABLE         TOTAL
                                  ------------------------   ACCUMULATED    FOR COMMON     STOCKHOLDER'S
                                    SHARES       AMOUNT        DEFICIT      STOCK SALES   EQUITY (DEFICIT)
                                  ----------   -----------   ------------   -----------   ----------------
Balances, January 1, 1995.......   5,033,652   $   506,219   $ (4,112,138)   $              $(3,605,919)
  Preferred stock dividends
     (Note 5)...................                                 (255,639)                     (255,639)
  Repurchase of common stock
     (Note 5)...................  (1,233,136)     (123,314)                                    (123,314)
  Issuance of shares in
     connection with stock
     option exercised (Note
     7).........................      26,250        25,200                                       25,200
  Contribution and retirement of
     common shares (Note 5).....     (15,544)
  Purchase and exchange of
     shares, net (Note 5).......  (3,143,097)     (319,301)                                    (319,301)
  Stock split (Note 1)..........     409,197
  Issuance of shares (Note 5)...      78,672       430,799                                      430,799
  Accretion attributable to
     preferred stock (Note 5)...                                 (708,000)                     (708,000)
  Net income....................                                1,583,250                     1,583,250
                                  ----------   -----------   ------------    ---------      -----------
Balances, December 31, 1995.....   1,155,994       519,603     (3,492,527)                   (2,972,924)
  Conversion of Series C and D
     preferred stock to common
     stock......................   4,419,629    10,348,486                                   10,348,486
  Stock issued to the public,
     net (Note 5)...............   2,300,000    25,633,607                                   25,633,607
  Stock options exercised.......      34,250        27,690                                       27,690
  Tax benefit related to stock
     options....................                   150,140                                      150,140
  Stock issued pursuant to
     employee stock purchase
     plan.......................      32,815       153,410                                      153,410
  Net loss......................                               (6,367,839)                   (6,367,839)
                                  ----------   -----------   ------------    ---------      -----------
Balances, December 31, 1996.....   7,942,688    36,832,936     (9,860,366)                   26,972,570
Stock options exercised.........       8,500         6,971                                        6,971
Note receivable for stock
  sales.........................      40,000       195,000                    (195,000)
Cash collections on note
  receivable....................                                                    40               40
Stock issued pursuant to
  employee stock purchase
  plan..........................      47,359       191,218                                      191,218
Net loss........................                               (4,649,865)                   (4,649,865)
                                  ----------   -----------   ------------    ---------      -----------
Balances, December 31, 1997.....   8,038,547   $37,226,125   $(14,510,231)   $(194,960)     $22,520,934
                                  ==========   ===========   ============    =========      ===========


                       See notes to financial statements.

                                 VITALCOM INC.

                            STATEMENTS OF CASH FLOWS


                                                                 YEAR ENDED DECEMBER 31,
                                                        -----------------------------------------
                                                           1995           1996           1997
                                                        -----------   ------------   ------------
Cash flows from operating activities:
  Net income (loss)...................................  $ 1,583,250   $ (6,367,839)  $ (4,649,865)
  Adjustments to reconcile net income (loss) to net
     cash used in operating activities:
  Depreciation and amortization.......................      931,773        553,754        776,807
  Provision for doubtful accounts and sales returns...      208,658       (330,123)        34,647
  Deferred income taxes...............................     (498,866)       751,127
  Loss on disposal of property........................        9,793         10,878         35,078
  Changes in operating assets and liabilities:
     Accounts receivable..............................   (3,521,924)     4,429,984     (1,588,353)
     Inventories......................................     (635,586)    (1,711,122)     1,378,544
     Income tax receivable............................                  (2,874,276)     2,874,276
     Prepaid expenses and other current assets........      (81,653)      (188,175)        91,810
     Other assets.....................................         (408)       128,600         88,166
     Accounts payable.................................      513,494        116,622       (500,228)
     Accrued payroll and related costs................      667,724       (465,696)       322,711
     Accrued warranty costs...........................       98,535        349,019         16,864
     Income taxes payable.............................      153,051       (312,127)       228,294
     Accrued marketing commitments....................      110,926        198,451       (309,377)
     Accrued liabilities..............................      437,670        699,676       (497,897)
                                                        -----------   ------------   ------------
     Net cash used in operating activities............      (23,563)    (5,011,247)    (1,698,523)
Cash flows from investing activities:
  Purchases of property and equipment.................     (751,999)    (1,434,608)      (441,661)
  Purchases of short-term investments.................                                 (6,000,000)
  Proceeds from sale of property......................                       3,550            450
                                                        -----------   ------------   ------------
     Net cash used in investing activities............     (751,999)    (1,431,058)    (6,441,211)
Cash flows from financing activities:
  Preferred stock dividends...........................     (255,639)
  Repurchase of common stock..........................     (123,314)
  Repayment of long-term debt.........................     (500,000)    (1,565,984)       (21,538)
  Net proceeds from issuance of preferred and common
     stock............................................    2,783,191     25,814,707        198,229
  Tax benefit related to stock options................                     150,140
  Deferred offering costs.............................     (188,361)
                                                        -----------   ------------   ------------
     Net cash provided by financing activities........    1,715,877     24,398,863        176,691
Net increase(decrease) in cash and cash equivalents...      940,315     17,956,558     (7,963,043)
Cash and cash equivalents, beginning of year..........    1,223,330      2,163,645     20,120,203
                                                        -----------   ------------   ------------
Cash and cash equivalents, end of year................  $ 2,163,645   $ 20,120,203   $ 12,157,160
                                                        ===========   ============   ============
Supplemental disclosures of cash flow information:
  Interest paid.......................................  $   218,291   $     69,259   $     31,382
  Income taxes paid...................................  $ 1,557,057   $    360,326   $     33,025
Supplemental schedule of noncash transactions:
  Notes receivable for stock sales....................                               $    195,000


                       See notes to financial statements.

                                 VITALCOM INC.

                         NOTES TO FINANCIAL STATEMENTS

1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     General and Nature of Operations -- VitalCom provides radio communications products and computer networks that acquire, interpret and distribute real-time patient monitoring information. The Company's radio and computer networks acquire physiologic data generated by its own proprietary ECG monitors and other manufacturers' bedside equipment located throughout a healthcare facility. The Company's products are sold through a direct sales force to acute care hospitals and integrated healthcare delivery networks ("IHDNs") and on an Original Equipment Manufacturer ("OEM") basis to patient monitoring equipment manufacturers.


     During the 1994 year, New PCI, Inc. changed its name to ACCUCORE, Inc., and in January 1996, changed its name to VitalCom Inc. (the "Company").


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

     Short-Term Investments -- The Company accounts for investments in debt and equity securities in accordance with Statement of Financial Accounting Standards No. 115 (SFAS 115), Accounting for Certain Investments in Debt and Equity Securities. SFAS 115 requires investment securities to be classified as trading, available for sale, or held to maturity. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the classification at each balance sheet date. As of December 31, 1997, all investments in the short-term investment portfolio are classified as available for sale. Investments classified as available for sale are required to be recorded at fair value and any temporary difference between an investment's cost and its fair value is recorded as a separate component of shareholders' equity.

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

     Goodwill -- Goodwill represents the excess purchase cost over the net assets acquired and is amortized over 20 years using the straight-line method. The Company periodically evaluates the recoverability of goodwill based on a profitability analysis related to its product sales and has determined that there was no impairment of goodwill at December 31, 1997.


     Long Lived Assets -- The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 (SFAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. In accordance with SFAS 121, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred and has determined that there was no impairment at December 31, 1997.


     Revenue Recognition -- Revenues from both Networked Monitoring(TM) systems and OEM products, which consist of both hardware and software, are recognized upon shipment if no significant vendor obligations remain and collection of the related receivable is probable. The Company accounts for insignificant vendor obligations and post-contract support at the time of product delivery by accruing such costs and recognizing them ratably on completion of performance. There is no right of return on sales. Revenues related to service

                                 VITALCOM INC.

contracts with customers, which are insignificant, are deferred and amortized over the terms of the contracts, generally one year.

     Software Development Costs -- Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs would be capitalized in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Because the Company believes that its current process for developing software is essentially completed concurrently with the establishment of technological feasibility, no costs are capitalized as of December 31, 1995, 1996 or 1997.

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


     Net Income (loss) Per Share -- Net income (loss) per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. Weighted average common and common equivalent shares include common shares, stock options using the treasury stock method and the assumed conversion of all outstanding shares of preferred stock into shares of common stock. In February 1997, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings Per Share, which the Company was required to adopt in the fourth quarter of fiscal 1997. Under the provisions of SFAS 128, primary earnings per share is replaced by basic earnings per share and the dilutive effect of stock options will be excluded from the calculation.



     Net Income Applicable to Common Stockholders -- Net income applicable to common stockholders represents net income less preferred dividends and accretion attributable to preferred stock redemption value (See Note 5 of Notes to Financial Statements).


     Stock Split -- In connection with the June 1, 1995 transactions discussed in Note 5, common stockholders received an additional 409,197 shares of common stock due to a 1.612 for 1 common stock split. Per share amounts reflect such stock split.

     Recent Accounting Pronouncements -- In June 1997, the FASB issued Statement of Financial Accounting Standard No. 130 (SFAS 130), Reporting Comprehensive Income, and No. 131 (SFAS 131), Disclosures About Segments of an Enterprise and Related Information. These statements are effective for fiscal years commencing after December 15, 1997. While the Company is required to comply with the provisions of these statements in fiscal 1998, it has been determined that the effect that these new standards will have on its consolidated financial statements and disclosures is not material.

     In October 1997, the American Institute of Certified Public Accountants issued SOP 97-2, Software Revenue Recognition, which supercedes SOP 91-1. The provisions of SOP 97-2 are effective for fiscal years beginning after December 15, 1997. The Company is reviewing the impact of the statement on its financial statements.

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

                                 VITALCOM INC.

  Significant Concentrations

     Customer Concentrations -- The Company's OEM revenues, which represented 55.6% and 53.7% of the Company's total revenues in 1996 and 1997 respectively, have historically been concentrated in a small number of OEM customers. Approximately 30.4%, 41.7% and 45.6% of 1995, 1996 and 1997 total revenues, respectively, were to three customers. The loss of, or a reduction in sales to, any such OEM customers would have a material adverse effect on the Company's business, operating results and financial condition. Further, sales of the Company's OEM products are dependent to a large extent upon the Company's OEM customers selling patient monitoring devices that include the Company's OEM products as necessary components. Any inability of such OEM customers to sell such systems, or any election by such OEM customers not to include the Company's products as components therein, could have a material adverse effect on the Company's business, operating results and financial condition.

     Supplier Concentration -- Certain of the Company's products utilize components that are available in the short term only from a single or a limited number of sources. Certain of these components, such as semiconductor devices, have been available only on an allocation basis in the past and could be in scarce supply again in the future. Any inability to obtain components in the amounts needed on a timely basis or at commercially reasonable prices could result in delays in product introductions or interruption in product shipments or increases in product costs, which could have a material adverse effect on the Company's business, operating results and financial condition until alternative sources could be developed or design and manufacturing changes could be completed. Any such design or manufacturing changes or increased costs could result in delayed shipments and significant expenses in a particular quarter and therefore could materially adversely affect operating results for any such quarter or other period.

     Reclassifications -- Certain reclassifications have been made to the 1995 and 1996 financial statements to conform to the 1997 presentation.

2. INVENTORIES


     Inventories are stated at the lower of weighted average cost or market and consists of the following at December 31:


                                         1996          1997
                                      ----------    ----------
Raw materials.......................  $1,402,828    $1,125,209
Work-in-process.....................     400,318       110,227
Finished goods......................   1,387,897       577,063
                                      ----------    ----------
                                      $3,191,043    $1,812,499
                                      ==========    ==========

3. REVOLVING LINE OF CREDIT

     In August 1997, the Company entered into a secured lending arrangement (the "Agreement") with Silicon Valley Bank, providing for a $5.0 million revolving line of credit bearing interest at the bank's prime rate. The bank does not have security interest in any of the Company's assets unless the Company is borrowing under the line of credit and fails to comply with certain financial covenants. The Agreement expires in August 1998 and has certain financial and other covenants. The financial covenants required are that the Company maintain a quick assets ratio of not less than 2 to 1, maintain tangible net worth of not less than $20,000,000, maintain a ratio of total liabilities to tangible net worth of not more than 1 to 1 and maintain an aggregate total of cash and marketable securities in an amount at least equal to the product of two times the maximum amount of the Credit Line. At December 31, 1997, there were no borrowings outstanding under the Agreement and the Company was in compliance with all covenants. As such, the bank held no security interest in any of the Company's assets.

                                 VITALCOM INC.

4. CAPITAL AND OPERATING LEASES

     The Company leases its facilities and certain equipment under a noncancelable operating lease and a capital lease that expires at various dates through 2001.

     Future minimum rent under such leases is as follows:


                                          CAPITAL    OPERATING
                                           LEASE       LEASE
                                          -------    ---------
Year ending December 31:
     1998...............................  $31,815    $259,356
     1999...............................   31,815     255,780
     2000...............................   29,163     255,780
     2001...............................              170,520
                                          -------    --------
                                           92,793    $941,436
                                                     ========
Less amount representing interest.......  (11,377)
                                          -------
Present value of minimum lease
  payments..............................   81,416
Less current portion....................  (21,120)
                                          -------
Capital lease obligations due after one
  year..................................  $60,296
                                          =======


     Capital leases included in Property at December 31, 1996 and 1997, net of accumulated depreciation, were approximately $105,789 and $93,548, respectively.

     The Company's rent expense was $109,113, $340,127 and $356,265 for the years ended December 31, 1995, 1996 and 1997, respectively.

5. STOCKHOLDERS' EQUITY


     On June 1, 1995 in a series of transactions, certain stockholders, who owned approximately 73% of the Company, sold 3,143,097 shares of Series A and B common stock and 7,618,392 shares of Series A and Series B preferred to new investors who exchanged those shares for 3,982,568 shares of newly issued Series C and Series D preferred stock. In connection with the transactions, the Company repurchased 1,233,136 shares of its Series B common stock for $123,314 and a stockholder contributed 15,544 shares of Series A common stock to the Company. Such shares of common stock were subsequently retired by the Company. Holders of the remaining shares of Series A common stock, which represented approximately 27% of the Company's ownership including shares received in the stock split described in Note 1, then exchanged their common shares for newly issued shares of common stock. No change in accounting basis was made as a result of this transaction. During the year ended December 31, 1995, $516,840 and $191,160 was accreted towards the Series C and Series D liquidation preference respectively, using the effective interest method.


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

                                 VITALCOM INC.

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

     In October 1995, the Company sold 34,965 shares of common stock and 43,706 shares of Series C preferred stock to its then President and raised net proceeds of approximately $200,000 and $249,998, respectively, under an agreement entered into in September 1995. Also during the year ended December 31, 1995, the Company sold 43,707, 114,054 and 279,301 shares of its common stock, preferred C and preferred D stock to a certain employee and a shareholder and raised net proceeds of $230,799, $602,386 and $1,474,808, respectively.


     During the year ended December 31, 1996 the Company issued 2,300,000 shares of common stock in its initial public offering, raising approximately $25,633,607, net of expenses. Effective with the initial public offering all 3,055,328 shares of the Company's Series C preferred stock and all 1,364,301 shares of Series D preferred stock converted to one share each of the Company's common stock. In addition, during the year ended December 31, 1996 the Company issued 32,815 shares of its common stock under its Employee Stock Purchase Plan and 34,250 shares of its common stock for exercises of stock options under the 1993 Stock Option Plan, for net proceeds of $153,410 and $27,690, respectively.



     During the year ended December 31, 1997, the Company issued 47,359 shares of its common stock under its Employee Stock Purchase Plan, and 8,500 shares of its common stock for exercises of stock options under the 1993 Stock Option Plan for net proceeds of $191,218 and $6,971, respectively. The Company also issued 40,000 shares of its common stock, under interest-bearing, nonrecourse notes in the amount of $195,000 and received net proceeds of $40 during 1997.


6. 401(K) AND PROFIT-SHARING PLAN


     The Company has a contributory profit-sharing plan which covers substantially all of its employees. Effective July 1, 1993, the Company amended its profit-sharing plan to include a 401(k) provision (the "401(k) Plan"). The 401(k) provisions in the 401(k) Plan allow eligible employees to contribute up to 15% of their income on a tax-deferred basis, subject to IRS discrimination and maximum dollar deferral rules. The Company, at its sole election, may make matching contributions to the 401(k) Plan. The Board of Directors approved a discretionary employer-matching contribution of $.50 for each $1.00 the employee contributes on the first 12% of compensation deposited as elective contributions, subject to 401(k) Plan limitations and IRS regulations, for calendar years 1995, 1996, and 1997. The Company's matching contributions vest to employees at 25% per year for each full year of continuous service. The Company's 401(k) matching expense was $228,590, $300,006 and $255,016 for the years ended December 31, 1995, 1996 and 1997, respectively.


     The 401(k) Plan provides for an annual contribution to a self-directed employee trust in an amount to be determined by the Board of Directors, but limited to the amount allowable for income tax purposes.

                                 VITALCOM INC.

Employees may make annual contributions to the 401(k) Plan of not more than 10% of their annual compensation. The Company's contributions vest to the employees at 20% for the first two years and 20% per year for years three through six for each full year of continuous service, and are allocated based on employee compensation. The Company had no profit-sharing expense for the years ended December 31, 1995, 1996 and 1997.

7. STOCK BASED COMPENSATION PLANS


     At December 31, 1996 the Company had three stock options plans and an employee stock purchase plan, which are described below. The Company accounts for these plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations (APB 25). In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation. As permitted by SFAS 123, the Company has chosen to continue to account for its stock-based compensation plans under APB 25 and provide the expanded disclosures specified in SFAS 123. No compensation expense has been recognized for its stock-based compensation plans.



     Had compensation cost been determined using the provisions of SFAS 123, the Company's net income (loss) and income (loss) per share would have been:



                                                1995         1996          1997
                                             ----------   -----------   -----------
Net (loss)...................  As reported   $1,583,250   $(6,367,839)  $(4,649,865)
                                 Pro forma   $1,562,350    (6,567,038)   (5,109,243)
Net (loss) per basic share...                      0.30         (0.90)        (0.58)
Net (loss) per diluted
  share......................                      0.28         (0.90)        (0.58)


     For purposes of estimating the compensation cost of the Company's option grants and employee stock purchase plan in accordance with SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in the years 1997 and 1996, respectively: expected volatility of 52% and 67%; risk free interest rate of 6%; and expected lives of 10 years for the 1993 Stock Option Plan and the 1996 Stock Option Plan.

     Effective September 22, 1993, the Company adopted the 1993 Stock Option Plan (the "Option Plan"), as amended, to permit the Company's personnel and directors of the Company to participate in ownership of the Company. The Option Plan is administered by a committee consisting of two or more non-employee directors of the Company. Each option agreement includes a provision requiring the optionee to consent to the terms of the Agreement. The Option Plan provides for the grant of incentive stock options under the applicable provisions of the Internal Revenue Code or nonqualified options. In October 1996 the Board of Directors approved non-officer employees holding outstanding options to purchase 45,400 Common Shares of the Company at exercise prices equal to or in excess of $12.87 to exchange such options for new options at $6.00 per share, with the new options having a vesting schedule that re-started on the date of the new option

                                 VITALCOM INC.

exchange grant. Up to 2,339,885 shares of the Company's common stock were reserved for issuance under the Option Plan. The following table summarizes activity under the 1993 Option Plan, as amended.

                                                                    WEIGHTED
                                     NUMBER                         AVERAGE      NUMBER OF
                                       OF             PRICE         EXERCISE      OPTIONS
                                     SHARES         PER SHARE        PRICE      EXERCISABLE
                                    ---------    ---------------    --------    -----------
Balance, January 1, 1995..........    161,236    $0.60  - $ 1.28     $ 0.83
  Granted.........................    528,973     1.41  -   5.72       5.68
  Exercised.......................    (26,250)              0.60       0.60
  Canceled........................    (11,236)    0.60  -   5.72       2.74
                                    ---------
Balance, December 31, 1995........    652,723     0.60  -   5.72       4.74
  Granted.........................    131,109     6.00  -  15.75      11.22
  Exercised.......................    (34,250)    0.60  -   1.28       0.81
  Canceled........................    (89,358)    0.60  -  15.75       9.09
                                    ---------
Balance, December 31, 1996........    660,224     0.60  -  15.75       5.64       232,035
  Granted.........................  1,263,937     3.875 -   5.50       4.64
  Exercised.......................     (8,500)    0.60  -   1.28       0.82
  Canceled........................   (310,808)    1.28  -  15.75       6.33
                                    ---------
Balance, December 31, 1997........  1,604,853    $0.60  - $15.75     $ 4.74       292,017
                                    =========

     At December 31, 1997, 649,955 options were available for grant under the 1993 Option Plan.

     The Company has reserved an aggregate of 100,000 shares of Common Stock for issuance under its 1996 Stock Option Plan (the "1996 Plan") to permit employees and consultants to the Company to participate in ownership of the Company. The 1996 Plan was adopted by the Board of Directors in October 1996. The 1996 Plan is administered by a committee consisting of two or more non-employee directors of the Company. Each option agreement includes a provision requiring the optionee to consent to the terms of the 1996 Plan. The Option Plan provides for the grant of nonqualified options. The following table summarizes activity under the 1996 Plan.

                                                                   WEIGHTED
                                       NUMBER                       AVERAGE      NUMBER OF
                                         OF           PRICE        EXERCISE       OPTIONS
                                       SHARES       PER SHARE        PRICE      EXERCISABLE
                                       -------    -------------    ---------    -----------
Balance, January 1, 1996.............
  Granted............................   60,800    $5.50 - $6.00      $5.98
  Exercised..........................
  Canceled...........................   (5,200)                       6.00
                                       -------
Balance, December 31, 1996...........   55,600     5.50 -  6.00       5.98
  Granted............................   35,500             4.97       4.97
  Exercised..........................
  Canceled...........................  (21,775)    4.97 -  6.00       5.77
                                       -------
Balance, December 31, 1997...........   69,325    $4.97 - $6.00      $5.52         9,675
                                       =======

     At December 31, 1997, 30,675 options were available for grant under the 1996 Plan.

     The weighted average fair market value of options granted under the 1993 Stock Option Plan and the 1996 Stock Option plan in 1996 and 1997 was $14.77 and $4.78, respectively.

                                 VITALCOM INC.

     The following table summarizes information about stock options outstanding under the 1993 Stock Option Plan and the 1996 Stock Option Plan at December 31, 1997:

                                             OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                              -------------------------------------------------   ------------------------------
                                            WEIGHTED AVERAGE
                                NUMBER         REMAINING       WEIGHTED AVERAGE     NUMBER      WEIGHTED AVERAGE
  RANGE OF EXERCISE PRICES    OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
  ------------------------    -----------   ----------------   ----------------   -----------   ----------------
$0.60 - $1.41...............      68,000       6.3 years            $ 0.91           58,500          $ 0.84
$3.875 - $6.00..............   1,596,219       9.3 years              4.87          233,233            5.70
$15.75......................       9,959       8.3 years             15.75            9,959           15.75
                               ---------                                            -------
                               1,674,178       9.2 years            $ 4.78          301,692          $ 5.09
                               =========                                            =======

     The Company has reserved an aggregate of 150,000 shares of Common Stock for issuance under its 1996 Employee Stock Purchase Plan (the "ESPP"). The ESPP was adopted by the Board of Directors in January 1996 and approved by the Company's stockholders prior to the consummation of the Company's initial public offering in February 1996. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended, and permits eligible employees of the Company to purchase Common Stock through payroll deductions of up to 10% of their compensation provided that no employee may purchase more than $25,000 worth of stock in any calendar year. The ESPP was implemented by an offering period commencing on February 14, 1996 and ending on the last business day in the period ending October 31, 1996. Each subsequent offering period (an "Offering Period") commences on the day following the end of the prior Offering Period and has a duration of six months. The price of Common Stock purchased under the ESPP will be 85% of the lower of the fair market value of the Common Stock on the first or last day of each offering period. The ESPP will expire in the year 2006. In the years ended December 31, 1996 and 1997 the Company issued 32,815 and 47,359 shares of Common Stock, respectively under the ESPP for $153,410 and $191,218, respectively. At December 31, 1997, $45,278 had been withheld from employee earnings for stock purchases under the ESPP.

     For purposes of estimating the compensation cost of employees' rights under the ESPP in accordance with SFAS 123, the fair value of the purchase rights has been estimated using the Black-Scholes model with the following assumptions used for 1997; expected volatility of 52%; risk free interest rate of 6%; expected life of six months. The weighted-average fair value of those purchase rights granted in 1997 was $0.69.

     The Company has reserved an aggregate of 60,000 shares of Common Stock for issuance under its 1996 Director Option Plan (the "Director Plan"). The Director Plan was adopted by the Board of Directors in February 1996. The Director Plan provides for the grant of an option to purchase a number of shares of Common Stock (the "First Option") to be determined by the incumbent Board of Directors to each non-employee director who first becomes a non-employee director after the effective date of the Director Plan. Annually, each outside director shall automatically be granted an option to purchase 4,000 shares (a "Subsequent Option"), provided he or she is then a non-employee director and, as of such date, he or she shall have served on the Board for at least the preceding six months. Each non-employee director will be eligible to receive a Subsequent Option, regardless of whether such non-employee director was eligible to receive a First Option. First Options and each Subsequent Option will have a term of ten years. One-quarter of the shares subject to a First Option will vest one year after their date of grant and an additional one-quarter will vest at the end of each year thereafter, provided that the optionee continues to serve as a director on such dates. Similarly, one-quarter of the shares subject to a Subsequent Option will vest one year after the date of the option grant and an additional one-quarter will vest at the end of each year thereafter, provided that the optionee continues to serve as a director on such date. The exercise prices of the First Option and each Subsequent Option will be 100% of the fair market value per share of the Company's Common Stock on the date of the grant of the option. There was no activity in the Director Plan during the year ended December 31,

                                 VITALCOM INC.

1996. At December 31, 1996 and 1997 there were no options outstanding and 60,000 shares available for issuance.


8. INCOME TAXES

     The provision (benefit) for income taxes is as follows:

                                                       YEAR ENDED DECEMBER 31,
                                               ----------------------------------------
                                                  1995          1996           1997
                                               ----------    -----------    -----------
Current:
  Federal....................................  $1,303,349    $(2,710,593)   $
  State......................................     388,174         31,904         26,190
                                               ----------    -----------    -----------
                                                1,691,523     (2,678,689)        26,190
                                               ----------    -----------    -----------
Deferred:
  Federal....................................    (387,031)        31,804     (1,861,315)
  State......................................    (111,834)      (782,931)       256,150
                                               ----------    -----------    -----------
                                                 (498,865)      (751,127)    (1,605,165)
                                               ----------    -----------    -----------
Change in valuation allowance................                  1,527,821      1,605,165
                                               ----------    -----------    -----------
                                               $1,192,658    $(1,901,995)   $    26,190
                                               ==========    ===========    ===========

     A reconciliation of the provision (benefit) for income taxes to the amount of income tax expense that would result from applying the federal statutory rate (35%) to income before provision for income taxes is as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                           1995      1996       1997
                                                           ----      -----      -----
Income tax expense at statutory rate.....................  35.0%     (35.0)%    (35.0)%
State tax expense, net of federal benefit................   6.6        1.4         .6
Research and development credits.........................             (2.6)
Change in valuation allowance............................             11.0       32.5
Other....................................................   0.9        2.2        2.5
                                                           ----      -----      -----
                                                           42.5%     (23.0)%      0.6%
                                                           ====      =====      =====

                                 VITALCOM INC.

     Deferred tax assets and liabilities at December 31 are as follows:

                                                  1995         1996           1997
                                                --------    -----------    -----------
Current:
  Accrued compensation and related costs......  $ 72,640    $   212,923    $   219,189
  Warranty reserves...........................   260,823        411,948        414,796
  Sales returns and bad debt allowance........   244,943        102,000        115,759
  Inventory reserves..........................   127,702        252,577        312,191
  Other.......................................    94,492       (323,552)      (227,556)
                                                --------    -----------    -----------
                                                 800,600        655,896        834,379
Long-term:
  Amortization and depreciation...............   (49,473)      (108,693)       (82,569)
  Net operating loss carryforward.............                  558,567      1,760,657
Tax credit carryforward.......................                  422,051        620,519
                                                --------    -----------    -----------
                                                  49,473        871,925      2,298,607
                                                --------    -----------    -----------
Valuation allowance...........................               (1,527,821)    (3,132,986)
                                                --------    -----------    -----------
                                                $751,127    $              $
                                                ========    ===========    ===========

     As of December 31, 1997 a valuation allowance of $3,132,986 has been provided based upon the Company's assessment of the future realizability of certain deferred tax assets, as it is more likely than not that sufficient taxable income will not be generated to realize these temporary differences.

     At December 31, 1997, the Company had federal and state net operating loss carryforwards of approximately $4.3 million and $3.3 million, respectively, which will begin expiring in the years 2013 and 2002. At December 31, 1997, the Company had general business credit carryforwards for federal and state purposes of $302,299 and $205,242 respectively, which will begin expiring in the years 2009 and 2012.

9. RESTRUCTURING CHARGES

     Restructuring charges of approximately $461,000 resulted from the Company's November 1996 restructuring of operations and an executive reorganization and include severance and other employee termination costs. The total restructuring costs were all paid by September 24, 1997.

10.  NET INCOME (LOSS) PER SHARE

     The following table is a reconciliation of net income and share amounts used in the calculation of net income (loss) per share and net income (loss) per share assuming dilution.

                                                NET                      PER SHARE
                                            INCOME(LOSS)     SHARES       AMOUNT
                                            ------------    ---------    ---------
Year ended December 31, 1995
  Basic net income (loss) per share.......   $1,583,250     5,312,990        .30
  Effect of dilutive stock options........                    358,317       (.02)
                                             ----------     ---------      -----
  Diluted net income (loss) per share.....   $1,583,250     5,671,307      $ .28
                                             ==========     =========      =====

     The weighted average number of shares outstanding for 1996 and 1997 was 7,084,397 and 8,000,982 respectively. Options to purchase shares of common stock in 1996 and 1997 were outstanding during the year but were not included in the computation of diluted loss per share, as their effect was antidilutive.

                                 VITALCOM INC.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                 BALANCE AT    CHARGED TO                   BALANCE
                                                 BEGINNING     COSTS AND                      END
                  DESCRIPTION                    OF PERIOD      EXPENSES     DEDUCTIONS    OF PERIOD
                  -----------                    ----------    ----------    ----------    ---------
Provision for Doubtful Accounts and Sales
  Returns:
  December 31, 1995............................   $357,031     $ 208,658         $         $565,689
  December 31, 1996............................    565,689      (330,123)                   235,566
  December 31, 1997............................   $235,566     $  34,647                   $270,213

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

EXECUTIVE OFFICERS

     Set forth below is certain information as of February 27, 1998 with respect to each person who is an executive officer of the Company:

              NAME                AGE                   POSITION
              ----                ---                   --------
Frank T. Sample.................  52    President and Chief Executive Officer,
                                        Chairman of the Board
Warren J. Cawley................  57    Vice President, Business Development
David Clare.....................  41    Vice President, Direct Sales
John R. Graham..................  52    Vice President, OEM Sales
Stanley Reese...................  47    Vice President, Research and Development
Shelley B. Thunen...............  45    Vice President, Finance, Chief Financial
                                        Officer and Corporate Secretary

     Frank T. Sample, President and Chief Executive Officer, Chairman of the Board -- Mr. Sample has served as a Director of the Board of the Company and also has served as its President and Chief Executive Officer since October 1997. In February 1998, Mr. Sample was appointed Chairman of the Board. From August 1997 to October 1997, Mr. Sample served as Executive Vice President at IDX Systems Corporation, a leading provider of information technology to the healthcare industry. From December 1990 to July 1997, when PHAMIS, Inc. was merged into IDX Systems Corporation, he was President and Chief Executive Officer at PHAMIS, Inc., a provider of patient-centered medical record information systems. He is currently a Director of IDX Systems Corporation and two privately held companies. Mr. Sample holds a B.B.A. in Business Administration from Cleveland State University.

     Warren J. Cawley, Vice President Business Development -- Mr. Cawley has served as Vice President, Business Development since July 1996. From 1989 through June 1996, Mr. Cawley served as Vice President, Direct Sales for the Company. From 1985 through 1989, Mr. Cawley served as Vice President, OEM Sales for the Company. Prior to 1985, Mr. Cawley served in various sales and management capacities at several medical device companies. Mr. Cawley holds an M.B.A. degree and a B.S. degree from the University of Southern California.

     David Clare, Vice President, Direct Sales -- Mr. Clare joined VitalCom in March 1997 as Vice President, Direct Sales. Prior to joining the company, Mr. Clare served as Vice President and General Manager, Radiology at ADAC Laboratories, a medical device company. From 1992 to 1995, Mr. Clare was the Vice President, Southwest Region for HBO & Company, a healthcare information systems company. Mr. Clare holds a B.A. in Economics from Ursinus College, Collegville, PA.

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

     Stanley Reese, Vice President, Research and Development -- Mr. Reese joined the Company in July 1997 as Vice President, Research and Development. Prior to joining the Company, from 1989 to 1997, Mr. Reese directed all product development activities as Vice President, Engineering for Cubix Corp., a leading supplier of remote access fault tolerant systems. Mr. Reese holds a B.S. in Electrical Engineering from The Citadel, an M.S. in Electrical Engineering from The Georgia Institute of Technology and is a graduate of the Executive Management Program at the University of California in Irvine.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Form 10-K:

        (1) Financial Statements. The following Financial Statements of VitalCom Inc. and Independent Auditors' Report are filed as part of this report.

            Independent Auditors' Report

            Balance Sheets at December 31, 1997 and 1996

            Statements of Operations for the years ended December 31, 1997, 1996 and 1995

            Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1997, 1996 and 1995

            Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

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

     (b) Reports on Form 8-K:

     None

     (c) Exhibits

EXHIBIT
  NO.                        DESCRIPTION OF EXHIBIT
-------                      ----------------------
  3.1     Amended and Restated Certificate of Incorporation of the
          Registrant, as currently in effect.(1)
  3.2     Amended and Restated Bylaws of the Registrant, as currently in effect.(1)
  4.1     Specimen Common Stock Certificate.(1)
  4.2     Form of Voting Agreement among the Registrant, Warburg,
          Pincus Ventures, L.P., ABS Capital Partners, L.P. and Donald
          W. Judson.(1)
 10.1     Registrant's 1993 Stock Option Plan, as amended, and forms of agreement thereunder.(2)
 10.2     Registrant's 1996 Employee Stock Purchase Plan.(1)
 10.3     Lease dated July 28, 1995 between Catellus Development
          Corporation as Landlord and Registrant as Tenant.(1)
 10.4     Warburg Securities Purchase Agreement dated as of June 1,
          1995 by and among the Registrant, Warburg, Pincus Ventures,
          L.P., ABS Capital Partners, L.P., Vertical Fund Associates,
          L.P., Vertical Partners, L.P. and BT Capital Partners,
          Inc.(1)
 10.5     Form of Indemnification Agreement between the Registrant and its executive officers and directors.(1)

EXHIBIT
  NO.                        DESCRIPTION OF EXHIBIT
-------                      ----------------------
 10.6     Form of Employment Agreement between the Registrant and
          certain of its executive officers.(1)
 10.7     Form of Employee Severance Agreement with certain of the
          Registrant executive officers.(1)
 10.8     Management Bonus Plan.(1)
 10.9     Registrant's 1996 Director Option Plan.(1)
 10.10    Registrant's 1996 Stock Option Plan and related
          agreements.(7)
 10.11    Promissory Note Secured by Deed of Trust dated October 17,
          1996 of David L. Schlotterbeck in favor of the
          Registrant.(3)
 10.12    Loan Agreement between the Registrant and Silicon Valley
          Bank dated February 26, 1993, as amended through August 6,
          1996.(1)
 10.13    Second Amendment to Employment Agreement dated January 1,
          1997 between the Registrant and David L. Schlotterbeck (4)
 10.14    Consulting Agreement dated January 1, 1997 between the
          Registrant and David L. Schlotterbeck(4)
 10.15    Outside Board of Directors Agreement dated February 20, 1997 between the Registrant and David L. Schlotterbeck(4)
 10.16    Stock Option Amendment Agreement dated February 20, 1997
          between the Registrant and David L. Schlotterbeck(4)
 10.17    Full-Recourse Promissory Note Secured by Deed of Trust
          between the Registrant and David R. Clare and Jennifer H.
          Clare(5)
 10.18    Silicon Valley Bank Amendment to Loan Agreement(6)
 10.19    Employment Agreement between VitalCom Inc. and Frank T.
          Sample.
 10.20    Employee Severance Agreement between VitalCom Inc. and Frank
          T. Sample.
 11.1     Statement regarding computation of pro forma net income
          (loss) per share.
 23.1     Independent Auditors' Consent.
 24.1     Power of Attorney (Included on page 37 hereof).
 27       Financial Data Schedule


---------------
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-00268-LA) in the form in which it was declared effective on February 13, 1997.


(2) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-47173).


(3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(4) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

(5) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(6) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.


(7) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-33901).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          VITALCOM INC.

                                          By: /s/ FRANK T. SAMPLE
                                            ------------------------------------
                                            Frank T. Sample
                                            President and Chief Executive
                                              Officer

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Frank T. Sample and Shelley B. Thunen and each of them, jointly and severally, his or her attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on March 25, 1998 in the capacities indicated.

                       SIGNATURE                                             TITLE
                       ---------                                             -----

/s/ FRANK T. SAMPLE                                       Chairman of the Board, President and Chief
--------------------------------------------------------  Executive Officer (Principal Executive
Frank T. Sample                                           Officer)

/s/ SHELLEY B. THUNEN                                     Vice President -- Finance and Chief
--------------------------------------------------------  Financial Officer (Principal Financial and
Shelley B. Thunen                                         Accounting Officer)

/s/ PATRICK T. HACKETT                                    Director
--------------------------------------------------------
Patrick T. Hackett

/s/ JACK W. LASERSOHN                                     Director
--------------------------------------------------------
Jack W. Lasersohn

/s/ TIMOTHY T. WEGLICKI                                   Director
--------------------------------------------------------
Timothy T. Weglicki

                                 EXHIBIT INDEX


                                                                             SEQUENTIALLY
    EXHIBIT                                                                    NUMBERED
      NO.                         DESCRIPTION OF EXHIBIT                        PAGES
    -------                       ----------------------                     ------------
     3.1       Amended and Restated Certificate of Incorporation of the
               Registrant, as currently in effect.(1)......................
     3.2       Amended and Restated Bylaws of the Registrant, as currently in effect.(1)...............................................
     4.1       Specimen Common Stock Certificate.(1).......................
     4.2       Form of Voting Agreement among the Registrant, Warburg,
               Pincus Ventures, L.P., ABS Capital Partners, L.P. and Donald
               W. Judson.(1)...............................................
    10.1       Registrant's 1993 Stock Option Plan, as amended, and forms of agreement thereunder.(2).................................
    10.2       Registrant's 1996 Employee Stock Purchase Plan.(1)..........
    10.3       Lease dated July 28, 1995 between Catellus Development
               Corporation as Landlord and Registrant as Tenant.(1)........
    10.4       Warburg Securities Purchase Agreement dated as of June 1,
               1995 by and among the Registrant, Warburg, Pincus Ventures,
               L.P., ABS Capital Partners, L.P., Vertical Fund Associates,
               L.P., Vertical Partners, L.P. and BT Capital Partners,
               Inc.(1).....................................................
    10.5       Form of Indemnification Agreement between the Registrant and its executive officers and directors.(1)....................
    10.6       Form of Employment Agreement between the Registrant and
               certain of its executive officers.(1).......................
    10.7       Form of Employee Severance Agreement with certain of the
               Registrant executive officers.(1)...........................
    10.8       Management Bonus Plan.(1)...................................
    10.9       Registrant's 1996 Director Option Plan.(1)..................
    10.10      Registrant's 1996 Stock Option Plan and related
               agreements.(7)..............................................
    10.11      Promissory Note Secured by Deed of Trust dated October 17,
               1996 of David L. Schlotterbeck in favor of the
               Registrant.(3)..............................................
    10.12      Loan Agreement between the Registrant and Silicon Valley
               Bank dated February 26, 1993, as amended through August 6,
               1996.(1)....................................................
    10.13      Second Amendment to Employment Agreement dated January 1,
               1997 between the Registrant and David L.
               Schlotterbeck.(4)...........................................
    10.14      Consulting Agreement dated January 1, 1997 between the
               Registrant and David L. Schlotterbeck.(4)...................
    10.15      Outside Board of Directors Agreement dated February 20, 1997 between the Registrant and David L. Schlotterbeck.(4).......
    10.16      Stock Option Amendment Agreement dated February 20, 1997
               between the Registrant and David L. Schlotterbeck.(4).......
    10.17      Full-Recourse Promissory Note Secured by Deed of Trust
               between the Registrant and David R. Clare and Jennifer H.
               Clare.(5)...................................................
    10.18      Silicon Valley Bank Amendment to Loan Agreement.(6).........
    10.19      Employment Agreement between VitalCom Inc. and Frank T.
               Sample......................................................
    10.20      Employee Severance Agreement between VitalCom Inc. and Frank
               T Sample....................................................
    11.1       Statement regarding computation of pro forma net income per share.(1)...................................................

                                                                             SEQUENTIALLY
    EXHIBIT                                                                    NUMBERED
      NO.                         DESCRIPTION OF EXHIBIT                        PAGES
    -------                       ----------------------                     ------------
    23.1       Independent Auditors' Consent...............................
    24.1       Power of Attorney (Included on page 40 hereof)..............
    27         Financial Data Schedule.....................................

---------------
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-00268-LA) in the form in which it was declared effective on February 13, 1997.

(2) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (file No. 333-47173).

(3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(4) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

(5) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(6) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

(7) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-33901).