Form 10-Q
period 1998-03-31
VITALCOM INC
filed 1998-05-13
CIK 1006026

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 1998
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ________________________


Commission file number       0-27588
                       ------------------

                                  VITALCOM INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                           3662                     33-0538926
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

                                Yes [X]   No [ ]


APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 10, 1998, there were 8,205,682 shares outstanding of the issuer's common stock.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                  VITALCOM INC.
                                 BALANCE SHEETS


                                                         -------------------------------
                                                           MARCH 31,        DECEMBER 31,
                                                             1998               1997
                                                         ------------       ------------
                                                          (UNAUDITED)         (AUDITED)
                                     ASSETS
Current assets
     Cash and cash equivalents                           $ 17,699,871       $ 12,157,160
     Short-term investments                                                    6,000,000
     Accounts receivable,                                   3,364,874          3,853,066
     net
     Inventories                                            1,719,825          1,812,499
     Prepaid expenses                                         382,438            269,462
                                                         ------------       ------------
       Total current assets                                23,167,008         24,092,187

Property
     Machinery and equipment                                1,498,223          1,464,903
     Office furniture and computer equipment                2,097,074          2,044,083
     Leasehold improvements                                    87,351             87,351
                                                         ------------       ------------
                                                            3,682,648          3,596,337
     Less accumulated amortization and depreciation        (1,818,367)        (1,659,939)
                                                         ------------       ------------
       Property, net                                        1,864,281          1,936,398

Other assets                                                  202,265             51,935
Goodwill, net                                                 617,055            627,549
                                                         ------------       ------------
Total assets                                             $ 25,850,609       $ 26,708,069
                                                         ============       ============

                                  VITALCOM INC.
                          BALANCE SHEETS - (CONTINUED)


                                                                            -------------------------------
                                                                              MARCH 31,        DECEMBER 31,
                                                                                1998               1997
                                                                            ------------       ------------
                                                                             (UNAUDITED)         (AUDITED)
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                       $    962,276       $    585,744
     Accrued payroll and related costs                                           742,251          1,198,055
     Accrued warranty costs                                                      960,043            968,245
     Other accrued liabilities                                                 1,179,414          1,353,675
     Current portion of capital lease obligations                                 21,120             21,120
                                                                            ------------       ------------
         Total current liabilities                                             3,865,104          4,126,839


Capital lease obligations, less current portion                                   54,326             60,296
Redeemable preferred stock, 5,000,000 shares authorized,
     $.001 par value; no shares issued and outstanding at
     December 31, 1997 and March 31, 1998, respectively
Stockholders' equity (deficit):
     Common stock, including paid-in capital, $0.0001 par value;
       25,000,000 shares authorized, 8,038,547 and 8,170,333 shares issued and outstanding at December 31, 1997 and March 31, 1998,
       respectively                                                           37,121,400         37,031,165
     Accumulated deficit                                                     (15,190,221)       (14,510,231)
                                                                            ------------       ------------
         Net stockholders' equity                                             21,931,179         22,520,934
                                                                            ------------       ------------
Total liabilities and stockholders' equity                                  $ 25,850,609       $ 26,708,069
                                                                            ============       ============

                                  VITALCOM INC.
                            STATEMENTS OF OPERATIONS


                                                      -----------------------------
                                                           THREE MONTHS ENDED
                                                                 MARCH 31,
                                                          1998              1997
                                                      -----------       -----------
                                                               (UNAUDITED)
Revenues                                              $ 5,100,726       $ 3,973,364

Cost of sales                                           2,479,535         2,282,602
                                                      -----------       -----------

Gross profit                                            2,621,191         1,690,762

Operating expenses:
  Sales and marketing                                   1,720,910         2,361,460
  Research and development                              1,177,390         1,069,357
  General and
administration                                            614,849           675,678
                                                      -----------       -----------
      Total operating expenses                          3,513,149         4,106,495

                                                      -----------       -----------
Operating loss                                           (891,958)       (2,415,733)

Other income, net                                         218,268           222,997

                                                      -----------       -----------
Loss before provision for income taxes                   (673,690)       (2,192,736)

Provision for income taxes                                  6,300             7,300

Net loss                                              $  (679,990)      $(2,200,036)
                                                      ===========       ===========


Net loss per basic and diluted common share           $     (0.08)      $     (0.28)
                                                      ===========       ===========

Weighted average basic and diluted common shares        8,049,236         7,958,274
                                                      ===========       ===========

                                  VITALCOM INC.
                            STATEMENTS OF CASH FLOWS


                                                            -------------------------------
                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                 1998            1997
                                                            ---------------  --------------
                                                                       (UNAUDITED)
Cash flows from operating activities:
     Net loss                                           $   (679,990)      $ (2,200,036)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                           168,922            156,789
     Loss on disposal of property                              7,377              6,211
     Changes in operating assets and liabilities:
         Accounts receivable                                 488,192           (436,641)
         Inventories                                          92,674             98,398
         Income taxes receivable                                                214,213
         Prepaid expenses and other assets                  (263,306)           (97,465)
         Accounts payable                                    376,532            (83,546)
         Accrued payroll and related costs                  (455,804)           (10,858)
         Accrued warranty costs                               (8,202)            (7,073)
         Accrued liabilities                                (174,261)          (221,520)
                                                        ------------       ------------
         Net cash used in operating                         (447,866)        (2,581,528)
         activities

Cash flows from investing activities:
     Purchases of property                                   (93,688)           (75,436)
     Increase in other assets                                                   (25,525)
                                                        ------------       ------------
         Net cash used in investing activities               (93,688)          (100,961)

Cash flows from financing activities:
     Repayment of capital lease obligation and
       long-term debt                                         (5,970)            (4,484)
     Net proceeds from issuance of common stock               90,235              1,320
                                                        ------------       ------------
         Net cash provided by (used in) financing
           activities                                         84,265             (3,164)

Net  decrease in cash and cash equivalents                  (457,289)        (2,685,653)

Cash and cash equivalents, beginning of period            18,157,160         20,120,203
                                                        ------------       ------------
Cash and cash equivalents, end of period                $ 17,699,871       $ 17,434,550
                                                        ============       ============
Supplemental disclosures of cash flow information:
  Interest paid                                         $      4,429       $      6,211
  Income taxes paid                                     $      6,300       $      7,956
Supplemental schedule of noncash transactions:
  Notes receivable for stock sales                      $    457,052       $    195,000

                                  VITALCOM INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. BASIS OF PRESENTATION

The interim condensed financial statements included herein have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1997 and filed with the SEC. In the opinion of management, the condensed financial statements included herein reflect all normal, recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 1998, and the results of its operations and its cash flows for the three-month periods ended March 31, 1998 and 1997. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

2. NET LOSS PER SHARE

Net loss per share is computed by dividing net loss by the weighted average number of common and common equivalent shares outstanding. For the three-month periods ended March 31, 1998 and 1997, the diluted weighted average shares were equal to the basic weighted average shares due to the anti-dilutive effect the conversion of options would have given the Company's net loss for the period.

3. STOCK PLANS AND STOCKHOLDERS' EQUITY

Stock Option Plans - The following is a summary of stock option transactions under the 1993 Stock Option Plan (the "1993 Plan") for the three months ended March 31, 1998:

                                                                                  NUMBER OF
                                           NUMBER OF         PRICE PER             OPTIONS
                                            SHARES             SHARE             EXERCISABLE
                                          ---------       ---------------        -----------
Balance, December 31, 1997                1,604,853       $0.60 to $15.75
  Granted                                    25,000           $4.4375
  Exercised                                (10,250)        $0.60 to $1.28
  Canceled                                (261,655)       $1.28 to $15.75
                                          ---------
Balance, March 31, 1998                   1,357,948       $0.60 to $5.72            185,090
                                          =========

At March 31, 1998, 886,610 options were available for grant under the 1993 Plan.

The following is a summary of stock option transactions under the 1996 Stock Option Plan (the "1996 Plan") for the three months ended March 31, 1998:

                                                                                  NUMBER OF
                                           NUMBER OF         PRICE PER             OPTIONS
                                            SHARES             SHARE             EXERCISABLE
                                          ---------       ---------------        -----------
Balance, December 31, 1997                   69,325       $5.50 to $6.00
  Granted
  Canceled                                  (7,750)       $4.97 to $6.00
                                          ---------
Balance, March 31, 1998                      61,575       $4.97 to $6.00             18,483
                                          =========

At March 31, 1998, 38,425 options were available for grant under the 1996 Plan.

There were no stock transactions under the 1996 Director Option Plan (the "Director Plan") for the three months ended March 31, 1998. At March 31, 1998, 60,000 options were available for grant under the Director Plan and no options were exercisable.

The Company has reserved an aggregate of 150,000 shares of Common Stock for issuance under its 1996 Employee Stock Purchase Plan (the "ESPP"). The ESPP was adopted by the Board of Directors in January 1996 and approved by the Company's stockholders prior to the consummation of the Company's initial public offering in February 1996. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended, and permits eligible employees of the Company to purchase Common Stock through payroll deductions of up to 10% of their compensation provided that no employee may purchase more than $25,000 worth of stock in any calendar year. The ESPP was implemented by an offering period commencing on February 14, 1996 and ending on the last business day in the period ending October 31, 1996. Each subsequent offering period (an "Offering Period") commences on the day following the end of the prior Offering Period and has a duration of six months. The price of Common Stock purchased under the ESPP will be 85% of the lower of the fair market value of the Common Stock on the first or last day of each offering period. The ESPP will expire in the year 2006. In the years ended December 31, 1996 and 1997 the Company issued 32,815 and 47,359 shares of Common Stock, under the ESPP for $153,410 and $191,218, respectively. At March 31, 1998, $81,601 had been withheld from employee earnings for stock purchases under the ESPP.

During the three months ended March 31, 1998, the Company issued 103,000 shares of its common stock, under interest-bearing, nonrecourse notes in the amount of $457,052 and received net proceeds of $11.

Recent Accounting Pronouncements--In June 1997, the FASB issued Statement of Financial Accounting Standard No. 130 (SFAS 130), Reporting Comprehensive Income, and No. 131 (SFAS 131), Disclosures About Segments of an Enterprise and Related Information. The Company has adopted SFAS 130 for the period ending March 31, 1998. The Company has no reportable differences between comprehensive loss and net loss, as reported at March 31, 1997 and March 31, 1998.

For the current fiscal year ending December 31, 1998 the Company will adopt SFAS No. 131, which is based on the management approach to segment reporting. SFAS No. 131 establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers and the material countries in which the entity holds assets and reports revenue. The Company has determined that the effect the statement will have on its financial statements and disclosures is not material.

In October 1997, the American Institute of Certified Public Accountants issued SOP 97-2, Software Revenue Recognition, which supercedes SOP 91-1. The provisions of SOP 97-2 are effective for fiscal years beginning after December 15, 1997. The Company has determined that the effect that these new standards has on its consolidated financial statements and disclosures is not material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        CERTAIN STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING THE INFORMATION SET FORTH IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH FORWARD-LOOKING STATEMENTS INCLUDE THOSE REGARDING SEASONAL VARIATIONS IN SALES OF ITS NETWORKED MONITORING PRODUCTS AND ITS OEM PRODUCTS, SALES CYCLE FOR NETWORKED MONITORING SYSTEMS AND OEM PRODUCTS, THE COMPANY'S ABILITY TO SHIP ORDERS AS THEY ARE RECEIVED, THE CONTINUING ABILITY OF THE COMPANY TO MEET YEAR 2000 COMPLIANCE, THE ESTIMATE OF YEAR 2000 EXPENDITURES AS BEING LIMITED TO $50,000 TO $200,000, INCREASED DEMAND FOR THE COMPANY'S PRODUCTS FOR NETWORKED MONITORING AND OEM CUSTOMERS, THE EXPECTATION THAT THE COMPANY WILL SPEND APPROXIMATELY $900,000 FOR CAPITAL EXPENDITURES IN THE REMAINING NINE MONTHS OF 1998 AND THAT THE COMPANY'S WORKING CAPITAL POSITION IS SUFFICIENT TO FUND THE COMPANY'S OPERATIONS FOR AT LEAST THE NEXT TWELVE MONTHS. ACTUAL RESULTS MAY VARY SUBSTANTIALLY FROM THESE FORWARD LOOKING STATEMENTS FOR MANY REASONS. SEE ALSO MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS, INCLUDED IN THE COMPANY'S FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997, ON FILE WITH THE SECURITIES AND EXCHANGE COMMISSION . ADDITIONAL INFORMATION IS AVAILABLE IN OTHER COMPANY REPORTS AND OTHER DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.


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

        Revenues from sales of OEM products are recognized upon shipment. The selling cycle for OEM products varies depending upon product mix and the extent to which the Company develops customized operating software for a particular OEM customer. In addition, the Company has experienced seasonal variations in sales of its OEM products, with sales in the first quarter typically lower than the preceding fourth quarter's sales and third quarter sales of OEM products generally being lower than other quarters.

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

        In the next two years, many companies will face a potentially serious information systems (computer) problem because many software application and operational programs written in the past may not properly recognize calendar dates beginning in the Year 2000. This problem could force computers to either shut down or provide incorrect data or information. The Company is presently in the process of examining its computer systems and contacting its software providers to determine whether the Company's software applications are compliant with the Year 2000. As of March 31, 1998, the Company's enterprise resource planning system has been validated to be Year 2000 compliant. While it is difficult to quantify the anticipated cost involved, the Company's best estimate of expenditures is between $50,000 to $200,000 for such upgrades since they are part of the software and hardware that the Company's third party suppliers normally provide to the Company. While the Company believes that its systems are fully Year 2000 compliant, the Company intends to continue to review its information systems for any possible problems as well as monitor its key customers and suppliers for any impact that the Year 2000 may have on their information systems which could then impact the Company. Although the Company believes that its products are Year 2000 compliant, customers may be affected by Year 2000 requirement issues as they could expend significant resources to correct or patch other software systems for Year 2000 compliance.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997

Total Revenues. Total revenues consist of revenue from sales of Networked Monitoring systems and OEM products, together with fees for installation and servicing of Networked Monitoring products. Total revenues increased 28.4% to $5.1 million in the first quarter of 1998 compared to $4.0 million in the first quarter of 1997. This increase was due primarily to the increased demand from Networked Monitoring and OEM customers.

Gross Margins. Cost of goods sold generally includes material, direct labor, overhead and, for Networked Monitoring systems, installation expenses. Cost of sales increased 8.6% to $2.5 million in the first quarter of 1998 from $2.3 million in the first quarter of 1997, on a 28.4% increase in revenues in 1998. Gross margin improved to 51.4% in the first quarter of 1998 compared to 42.6% for the first quarter of 1997. The increase in gross margin in the first quarter of 1998 as compared to the first quarter of 1997 was due to a more efficient absorption of fixed costs in 1998 due to the higher revenues and a one-time charge of $155,000 taken in 1997 associated with the termination of the Vice President of Operations.

Sales and Marketing Expenses. Sales and marketing expenses include payroll, commissions and related costs attributable to Networked Monitoring systems and OEM sales and marketing personnel, travel and entertainment expenses, and other promotional expenses. Sales and marketing expenses were $1.7 million or 33.7% of total revenue in the first quarter of 1998, as compared to $2.4 million or 59.4% of total revenue in the first quarter of 1997. The $640,550 decrease in sales and marketing expenses in the first quarter of 1998 as compared to the first quarter of 1997 was primarily attributable to lower salary charges.

Research and Development Expenses. Research and development expenses include payroll and related costs attributable to research and development personnel, prototyping expenses and other costs. Research and development expenses were $1.2 million or 23.1% of total revenue in the first quarter of 1998, as compared to $1.1 million or 26.9% of total revenue in the first quarter of 1997. The $108,033 increase in the first quarter of 1998 as compared to the first quarter of 1997 was due primarily to the cost of supplies incurred for development work on prototype products.

General and Administrative Expenses. General and administrative expense includes accounting, finance, MIS, human resources, general administration, executive officers and professional fee expenses. General and administrative expenses were $614,849 or 12.1% of total revenue in the first quarter of 1998, as compared to $675,678 or 17.0% of total revenue in the first quarter of 1997. The $60,829 decrease in the first quarter of 1998 as compared to the first quarter of 1997 was attributable to a decrease in salary related charges.

Other Income, Net. Other income, net consists primarily of interest income earned on proceeds from the Company's initial public offering, net of payments made in respect of outstanding indebtedness. Other income, net decreased to $218,268 for the first quarter of 1998 from $222,997 for the first quarter of 1997. The decrease resulted from slightly lower income derived from the Company's short-term investments.

Provision for Income Taxes: In the first quarters of 1998 and 1997, the Company paid minimal state tax provisions of $6,300 and $7,300, respectively representing tax payments to various states. Due to the Company's net loss position, the utilization of its credit carryforwards depends upon future income and may be subject to an annual limitation, required by the Internal Revenue Code of 1986 and similar state provisions.


LIQUIDITY AND CAPITAL RESOURCES

        The Company has financed its operations (including capital expenditures) through net proceeds from the Company's February 1996 initial public offering, cash flow from operations, cash and cash equivalent balances, a bank line of credit and long-term debt. During the first quarter of 1996, the Company issued 2,300,000 shares of common stock in its initial public offering, raising $25.6 million, net of expenses. At March 31, 1998 the Company had $17.7 million in cash and cash equivalents as compared to $18.2 million at December 31, 1997.

        In the first quarter of 1998, the Company used cash from operating activities of $447,866 to fund a $679,990 net loss. In addition, $455,804 was used for payroll and related costs, $263,306 for prepaid insurance and $174,261 for accrued liabilities. This was partially offset by $488,192 in cash provided from the reduction in accounts receivable and $376,532 in cash provided from the increase in accounts payable.

        The Company used $93,688 for investing activities to purchase capital equipment in the first quarter of 1998. In addition, $84,265 in cash was provided by financing activities, principally, $90,235 in net proceeds from the issuance of common stock.

        In the first quarter of 1997 the Company used cash from operating activities of $2,581,528 to fund a $2,200,036 net loss. In addition, $436,641 in cash was used from an increase in accounts receivable and $214,213 in cash was generated through a decrease in income taxes receivable. In the same period approximately $100,961 of cash was used for investing activities and $3,164 in cash was used in financing activities, principally in the repayment of capital lease obligations.

        At March 31, 1998, the Company's principal sources of liquidity consisted of $17.7 million of cash and cash equivalents and $5.0 million of available credit facilities. In August 1997, the Company renewed a secured lending arrangement (the "Agreement") with Silicon Valley Bank, providing for a $5.0 million revolving line of credit bearing interest at the bank's prime rate. The bank does not have a security interest in any of the Company's assets unless the Company is borrowing under the line of credit and fails to comply with certain financial covenants. The Agreement expires in August 1998. At March 31, 1998, there were no borrowings outstanding under the Agreement and the Company was in compliance with all covenants. The financial covenants require that the Company maintain a quick assets ratio of not less than 2 to 1, maintain tangible net worth of not less than $20,000,000, maintain a ratio of total liabilities to tangible net worth of not more than 1 to 1 and maintain an aggregate total of cash and marketable securities in an amount at least equal to the product of two times the maximum amount of the Credit Line. As such, the bank held no security interest in any of the Company's assets.

        The Company's principal commitment at March 31, 1998 consisted of a lease on its office and manufacturing facility. The Company expects to spend approximately $900,000 for capital expenditures during the remaining nine months of 1998.

        The Company believes that existing cash resources, cash flows from operations, if any, and line of credit facilities will be sufficient to fund the Company's operations for at least the next twelve months.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

        Dependence on Increased Market Acceptance of Networked Monitoring Systems. Although the Company experienced increased Networked Monitoring revenue growth in each quarter of 1997, sales of the Company's Network Monitoring systems cannot be expected to achieve sequential quarter to quarter growth in 1998, sales of the Company's Networked Monitoring systems have not returned to 1995 sales levels and the Company's operating results since 1995 have been affected by the lower sales levels. If the Company is not successful in marketing and selling its Networked Monitoring systems, the Company's business, operating results and financial condition would be materially adversely affected. In addition, although the Company's Networked Monitoring products have been installed in almost 100 hospitals, there is no assurance that the Company's products will achieve the hospital penetration which the Company anticipates.

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

        Year 2000 Compliance. In the next two years, many companies will face a potentially serious information systems (computer) problem because many software application and operational programs written in the past may not properly recognize calendar dates beginning in the Year 2000. This problem could force computers to either shut down or provide incorrect data or information. The Company is presently in the process of examining its computer systems and contacting its software providers to determine whether the Company's software applications are compliant with the Year 2000. As of March 31, 1998, the Company's enterprise resource planning system has been validated to be Year 2000 compliant. While it is difficult to quantify the anticipated cost involved, the Company's best estimate of expenditures is between $50,000 to $200,000 for such upgrades since they are part of the software and hardware that the Company's third party suppliers normally provide to the Company. While the Company believes that its systems are fully Year 2000 compliant, the Company intends to continue to review its information systems for any possible problems as well as monitor its key customers and suppliers for any impact that the Year 2000 may have on their information systems which could then impact the Company. Although the Company believes that its products are Year 2000 compliant, customers may be affected by Year 2000 requirement issues as they could expend significant resources to correct or patch other software systems for Year 2000 compliance. These expenditures may result in reduced capital equipment budgets for other products, such as products offered by the Company, which could result in a material adverse effect on the Company's business, operating results and financial condition.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      Exhibits:

        10.1 Common Stock Purchase Agreement dated March 26, 1998 between the Registrant and David L. Schlotterbeck.

        27.1  Financial Data Schedule


(b) Reports on Form 8-K

No reports on Form 8-K were filed during the reporting period.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 12, 1998.



                                           VITALCOM INC.



                                           /s/ Frank T. Sample
                                           -------------------------------------
                                           Frank T. Sample
                                           President and Chief Executive Officer



                                           /s/ Shelley B. Thunen
                                           -------------------------------------
                                           Shelley B. Thunen
                                           Vice President Finance and
                                           Chief Financial Officer

                                 EXHIBIT INDEX




      Exhibits:

        10.1 Common Stock Purchase Agreement dated March 26, 1998 between the Registrant and David L. Schlotterbeck.

        27.1  Financial Data Schedule