Form 10-Q
period 1998-06-30
VITALCOM INC
filed 1998-08-12
CIK 1006026

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
 X             THE SECURITIES EXCHANGE ACT OF 1934
---

For the quarterly period ended               June 30, 1998
                                  --------------------------------------

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _________________


Commission file number           0-27588
                       ---------------------------

                                  VITALCOM INC.
             (Exact name of registrant as specified in its charter)


          DELAWARE                                   33-0538926
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                 Identification Number)

                              15222 DEL AMO AVENUE
                            TUSTIN, CALIFORNIA 92780
              (Address of principal executive offices and zip code)

                                 (714) 546-0147
               (Registrants telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---     ---

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 12, 1998, there were 8,220,260 shares outstanding of the issuer's common stock.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                  VITALCOM INC.
                                 BALANCE SHEETS

                                                                    --------------------------
                                                                      JUNE 30,    DECEMBER 31,
                                                                        1998          1997
                                                                    ------------  ------------
                                                                     (UNAUDITED)    (AUDITED)
                                    ASSETS
Current assets
     Cash and cash equivalents                                      $17,467,386    $18,157,160
     Accounts receivable, net                                         3,032,332      3,853,066
     Inventories                                                      1,792,707      1,812,499
     Prepaid expenses                                                   289,784        269,462
                                                                    -----------    -----------
       Total current assets                                          22,582,209     24,092,187

Property
     Machinery and equipment                                          1,520,811      1,464,903
     Office furniture and computer equipment                          2,120,320      2,044,083
     Leasehold improvements                                              89,271         87,351
                                                                    ------------   -----------
                                                                      3,730,402      3,596,337
     Less accumulated amortization and depreciation                  (1,982,940)    (1,659,939)
                                                                    -----------    -----------
       Property, net                                                  1,747,462      1,936,398

Other assets                                                            201,653         51,935
Goodwill, net                                                           606,561        627,549
                                                                    -----------    -----------
                                                                    $25,137,885    $26,708,069
                                                                    ===========    ===========

                                 VITALCOM INC.
                          BALANCE SHEETS - (CONTINUED)


                                                                  ---------------------------
                                                                    JUNE 30,     DECEMBER 31,
                                                                      1998           1997
                                                                  -------------  ------------
                                                                   (UNAUDITED)     (AUDITED)
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                             $    316,252   $    585,744
     Accrued payroll and related costs                                 803,697      1,198,055
     Accrued warranty costs                                            881,625        968,245
     Accrued liabilities                                             1,388,051      1,353,675
     Current portion of capital lease obligations                       24,990         21,120
                                                                  ------------   ------------
         Total current liabilities                                   3,414,615      4,126,839


Capital lease obligations, less current portion                         44,337         60,296
Redeemable preferred stock, 5,000,000 shares authorized,
     $.001 par value; no shares issued and outstanding
     at June 30, 1998 and December 31, 1997, respectively                   --             --
Stockholders' equity (deficit):
     Common stock, including paid-in capital, $.0001 par value;
       25,000,000 shares authorized, 8,205,682 and 8,038,547
       shares issued and outstanding at June 30, 1998 and
       December 31, 1997, respectively                              37,219,965     37,031,165
     Accumulated deficit                                           (15,541,032)   (14,510,231)
                                                                  ------------   ------------
         Net stockholders' equity                                   21,678,933     22,520,934
                                                                  ------------   ------------
                                                                  $ 25,137,885   $ 26,708,069
                                                                  ============   ============

                                  VITALCOM INC.
                            STATEMENTS OF OPERATIONS

                                        ------------------------       --------------------------
                                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                                JUNE 30,                        JUNE 30,
                                           1998         1997              1998           1997
                                        ----------   -----------       -----------    -----------
                                              (UNAUDITED)                      (UNAUDITED)
Revenues                                 5,427,579     5,629,599        10,528,305      9,602,963

Cost of sales                            2,362,916     3,000,656         4,842,451      5,283,258
                                        ----------   -----------       -----------    -----------

Gross profit                             3,064,663     2,628,943         5,685,854      4,319,705

Operating expenses
  Sales and marketing                    1,814,631     2,290,038         3,535,541      4,651,498
  Research and development               1,337,210     1,219,890         2,514,600      2,289,247
  General and administration               501,060       582,542         1,115,909      1,258,220
                                        ----------   -----------       -----------    -----------
      Total operating expenses           3,652,901     4,092,470         7,166,050      8,198,965

Operating loss                           (588,238)    (1,463,527)       (1,480,196)    (3,879,260)

Other income, net                         243,726        238,963           461,994        461,960

                                        ---------    -----------       -----------    -----------
Loss before provision for income
taxes                                    (344,512)    (1,224,564)       (1,018,202)    (3,417,300)

Provision for income taxes                  6,300          6,290            12,600         13,590
                                        ---------    -----------       -----------    -----------

Net loss                                $(350,812)   $(1,230,854)      $(1,030,802)   $(3,430,890)
                                        =========    ===========       ===========    ===========


Net loss per basic and diluted
common share                            $   (0.04)   $     (0.15)      $     (0.13)   $     (0.43)

Weighted average basic and diluted
common shares                           8,193,699      8,001,354         8,121,867      7,992,521


                                  VITALCOM INC.
                            STATEMENTS OF CASH FLOWS



                                                              ----------------------------
                                                                   SIX MONTHS ENDED
                                                                        JUNE 30,
                                                                 1998             1997
                                                              -----------      -----------
                                                                       (UNAUDITED)
Cash flows from operating activities:
     Net loss                                                 $(1,030,802)     $(3,430,890)
     Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:
     Depreciation and amortization                                343,989          360,544
     Loss on disposal of property                                   7,176            7,759
     Changes in operating assets and liabilities:
         Accounts receivable                                      820,734         (312,854)
         Inventories                                               19,792          376,114
         Income taxes receivable                                                 2,717,968
         Prepaid expenses and other current assets                (20,322)        (304,515)
         Accounts payable                                        (269,492)        (748,395)
         Accrued payroll and related costs                       (394,358)         154,944
         Accrued warranty costs                                   (86,620)         (26,978)
         Accrued marketing commitments                                            (309,377)
         Income taxes payable                                       3,785
         Accrued liabilities                                       34,461         (115,151)
                                                              -----------      -----------
              Net cash used in operating activities              (571,657)      (1,630,831)

Cash flows from investing activities:
     Purchases of property                                       (141,241)        (244,877)
     (Increase) decrease in other assets                         (149,718)          20,988
                                                              -----------      -----------
         Net cash used in investing activities                   (290,959)        (223,889)

Cash flows from financing activities:
     Repayment of capital lease obligation and
     long-term debt                                               (15,959)         (10,030)
     Net proceeds from issuance of common stock                   188,801          105,443
                                                              -----------      -----------
         Net cash provided by financing activities                172,842           95,413

Net decrease in cash and cash equivalents                        (689,774)      (1,759,307)

Cash and cash equivalents, beginning of period                 18,157,160       20,120,203
                                                              -----------      -----------
Cash and cash equivalents, end of period                      $17,467,386      $18,360,896
                                                              ===========      ===========

Supplemental disclosures of cash flow information:
  Interest paid                                               $     8,327      $    20,395
  Income taxes paid                                           $     9,666      $     7,956
Supplemental schedule of noncash transactions:
  Notes receivable for stock sales                            $   457,052      $   195,000


                                  VITALCOM INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. BASIS OF PRESENTATION

The interim condensed financial statements included herein have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1997 and filed with the SEC. In the opinion of management, the condensed financial statements included herein reflect all normal, recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 1998, and the results of its operations and its cash flows for the three-month and six-month periods ended June 30, 1998 and 1997. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

2. NET LOSS PER SHARE

Net loss per share is computed by dividing net loss by the weighted average number of common and common equivalent shares outstanding. For the three-month and six-month periods ended June 30, 1998 and 1997, the diluted weighted average shares were equal to the basic weighted average shares due the anti-dilutive effect the conversion of options would have given the Company's net loss for the period.

3. STOCK PLANS AND STOCKHOLDERS' EQUITY

Stock Option Plans - The following is a summary of stock option transactions under the 1993 Stock Option Plan (the "1993 Plan") for the six months ended June 30, 1998:


                                                                                 NUMBER OF
                                     NUMBER OF               PRICE PER            OPTIONS
                                       SHARES                  SHARE            EXERCISABLE
                                 -------------------     ------------------     ------------
Balance, December 31, 1997                1,604,853       $0.60 to $15.75
  Granted                                   246,825       $4.00 to $4.4375
  Exercised                                 (19,500)      $0.60 to $1.41
  Canceled                                 (288,649)      $1.28 to $15.75
                                 ==================
Balance, June 30, 1998                    1,543,529       $0.60 to $15.75          324,167
                                 ==================

At June 30, 1998, 682,529 options were available for grant under the 1993 Plan.

The following is a summary of stock option transactions under the 1996 Stock Option Plan (the "1996 Plan") for the six months ended June 30, 1998:


                                                                                 NUMBER OF
                                     NUMBER OF               PRICE PER            OPTIONS
                                       SHARES                  SHARE            EXERCISABLE
                                 -------------------     ------------------     ------------
Balance, December 31, 1997                   69,325        $5.50 to $6.00
  Canceled                                  (11,281)       $4.97 to $6.00
                                 ==================
Balance, June 30, 1998                       58,044        $4.97 to $6.00          20,714
                                 ==================


        At June 30, 1998, 41,956 options were available for grant under the 1996 Plan.

There were no stock transactions under the 1996 Director Option Plan (the "Director Plan") for the six months ended June 30, 1998. At June 30, 1998, 60,000 options were available for grant under the Director Plan and no options were exercisable.

The Company has reserved an aggregate of 300,000 shares of Common Stock for issuance under its 1996 Employee Stock Purchase Plan (the "ESPP"). The ESPP was adopted by the Board of Directors in January 1996 and approved by the Company's stockholders prior to the consummation of the Company's initial public offering in February 1996. In May 1998 the Company's stockholders approved an increase in the number of shares available for issuance under the ESPP from 150,000 shares to 300,000 shares. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended, and permits eligible employees of the Company to purchase Common Stock through payroll deductions of up to 10% of their compensation provided that no employee may purchase more than $25,000 worth of stock in any calendar year. The ESPP was implemented by an offering period commencing on February 14, 1996 and ending on the last business day in the period ending October 31, 1996. Each subsequent offering period (an "Offering Period") commences on the day following the end of the prior Offering Period and has a duration of six months. The price of Common Stock purchased under the ESPP will be 85% of the lower of the fair market value of the Common Stock on the first or last day of each offering period. The ESPP will expire in the year 2006. In the years ended December 31, 1996 and 1997 the Company issued 32,815 and 47,359 shares of Common Stock under the ESPP for $153,410 and $191,218, respectively. In the six months ended June 30, 1998 the Company issued 26,099 shares of Common Stock under the ESPP for $88,737.

During the six months ended June 30, 1998, the Company issued 103,000 shares of its common stock, under an interest-bearing, non-recourse note in the amount of $457,052 and received net proceeds of $11.

SUBSEQUENT EVENTS
Note Purchase Agreements - In February 1997, the Company issued an aggregate of 25,000 shares of its Common Stock to a consultant of the Company for a purchase price of $4.875 per share payable in cash and a non-recourse promissory note secured by the pledge of the Common Stock to the Company. On July 14, 1998 the consultant chose to default on the note, therefore the Company cancelled the 25,000 shares of Common Stock pursuant to the note and stock pledge.

In July 1998, the Company issued an aggregate of 10,000 shares of its Common Stock, $.0001 par value, to a consultant of the Company for a purchase price of $3.06 per share. The aggregate purchase price paid to the Company is in a combination of a minor cash payment and a non-recourse promissory note secured by a pledge of the shares to the Company.

Recent Accounting Pronouncements--In June 1997, the FASB issued Statement of Financial Accounting Standard No. 130 (SFAS 130), Reporting Comprehensive Income, and No. 131 (SFAS 131), Disclosures About Segments of an Enterprise and Related Information. The Company has adopted SFAS 130 for the period ending June 30, 1998. The Company has no reportable differences between comprehensive loss and net loss, as reported at June 30, 1998 and June 30, 1997.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        CERTAIN STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING THE INFORMATION SET FORTH IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH FORWARD-LOOKING STATEMENTS INCLUDE THOSE REGARDING SEASONAL VARIATIONS IN SALES OF ITS NETWORKED MONITORING(TM) PRODUCTS AND ITS OEM PRODUCTS, SALES CYCLE FOR NETWORKED MONITORING SYSTEMS AND OEM PRODUCTS, THE COMPANY'S ABILITY TO SHIP ORDERS AS THEY ARE RECEIVED, THE CONTINUING ABILITY OF THE COMPANY TO MEET YEAR 2000 COMPLIANCE, THE ESTIMATE OF YEAR 2000 EXPENDITURES AS BEING LIMITED TO $50,000 TO $200,000, INCREASED DEMAND FOR THE COMPANY'S PRODUCTS FOR NETWORKED MONITORING PRODUCTS, IMPROVEMENTS IN THE COMPANY'S GROSS MARGINS, REDUCTIONS IN MATERIAL AND OVERHEAD COSTS, HIGHER MARGINS IN NETWORKED MONITORING PRODUCTS, MORE EFFICIENT ABSORPTION OF OVERHEAD EXPENSES, THE EXPECTATION THAT THE COMPANY WILL SPEND APPROXIMATELY $500,000 FOR CAPITAL EXPENDITURES IN THE REMAINING SIX MONTHS OF 1998 AND THAT THE COMPANY'S WORKING CAPITAL POSITION IS SUFFICIENT TO FUND THE COMPANY'S OPERATIONS FOR AT LEAST THE NEXT TWELVE MONTHS. ACTUAL RESULTS MAY VARY SUBSTANTIALLY FROM THESE FORWARD LOOKING STATEMENTS FOR MANY REASONS. SEE ALSO MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS, INCLUDED IN THE COMPANY'S FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997, ON FILE WITH THE SECURITIES AND EXCHANGE COMMISSION. ADDITIONAL INFORMATION IS AVAILABLE IN OTHER COMPANY REPORTS AND OTHER DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

GENERAL

        VitalCom Inc. (the "Company"), provides computer networks and related communications products that acquire, interpret and distribute real time patient monitoring information. The Company's computer and radio networks acquire physiologic data generated by the Company's own proprietary ECG monitors and other manufacturers' bedside equipment located throughout a healthcare facility. The Company's networks consist of proprietary radio frequency ("RF") communications components, clinical analysis software and display and networking software to provide personal computer-based central station surveillance of physiologic data from patients throughout a healthcare facility. The Networked Monitoring(TM) systems sold to acute care hospitaLS and integrated health delivery networks ("IHDNs") through the Company's direct sales force are networked systems designed for facility-wide coverage that provide access to real-time information at remote displays as well as at the central monitor, remote access through a wide area network ("WAN") as well as local area network ("LAN"), offer the capability to acquire data from the Company's own ambulatory ECG monitors as well as a variety of other manufacturers' bedside monitors and are typically located in multiple departments throughout the healthcare facility. The Company's Original Equipment Manufacturer ("OEM") customers purchase central monitoring systems as well as individual components for use in their monitoring products, which are generally for smaller departments that require customized systems. OEM products offered by the Company acquire data from the Company's ambulatory ECG monitor and from the OEM customer's bedside monitoring devices or life support equipment. The central monitoring system and display software for each OEM customer is developed specifically to meet the specifications of a particular department specialty.

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

        In the next two years, many companies will face a potentially serious information systems (computer) problem because many software application and operational programs written in the past may not properly recognize calendar dates beginning in the Year 2000. This problem could force computers to either shut down or provide incorrect data or information. The Company is presently in the process of examining its computer systems and contacting its software providers to determine whether the Company's software applications are compliant with the Year 2000. As of June 30, 1998, the Company's enterprise business system has been validated to be Year 2000 compliant. While it is difficult to quantify the anticipated cost involved, the Company's best estimate of expenditures is between $50,000 to $200,000 for such upgrades since they are part of the software and hardware that the Company's third party suppliers normally provide to the Company. While the Company believes that its systems are fully Year 2000 compliant, the Company intends to continue to review its information systems for any possible problems as well as monitor its key customers and suppliers for any impact that the Year 2000 may have on their information systems which could then impact the Company. Although the Company believes that its products are Year 2000 compliant, customers may be affected by Year 2000 requirement issues as they could expend significant resources to correct or patch other software systems for Year 2000 compliance.

RESULTS OF OPERATIONS - THREE-MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 1998 AND JUNE 30, 1997

Total Revenues. Total revenues consist of revenue from sales of Networked Monitoring systems and OEM products, together with fees for installation and servicing of Networked Monitoring products. Total revenues decreased 3.6% to $5.4 million in the three months ended June 30, 1998 from $5.6 million for the three months ended June 30, 1997. This was due to lower OEM products business in the quarter.

Total revenues increased 9.6% to $10.5 million in the six months ended June 30, 1998 from $9.6 million in the six months ended June 30, 1997. This increase was due to the increased sales of Networked Monitoring systems with sales through the Company's OEM distribution channel remaining relatively flat.

Gross Margins. Cost of goods sold generally includes material, direct labor, overhead and, for Networked Monitoring systems, installation expenses. Cost of sales decreased 21.3% to $2.4 million in the three months ended June 30, 1998 from $3.0 million in the three months ended June 30, 1997. Gross margin improved to 56.5% in the second quarter of 1998 compared to 46.7% for the second quarter of 1997. The increase in gross margin in the second quarter of 1998 as compared to the second quarter of 1997 was due to the combination of a greater percentage of Networked Monitoring systems sold, whose distribution channel is directly to the hospital which generates a higher margin, and reductions in material and overhead costs.

Cost of goods sold decreased 8.3% to $4.8 million for the six month period ended June 30, 1998 from $5.3 million in the six months ended June 30, 1997. Gross margin improved to 54.0% in the six months ended June 30, 1998 compared to 45.0% for the six months ended June 30, 1997. The increase in gross margin in the first six months of 1998 as compared to the same period of 1997 was due primarily to the greater percentage of Networked Monitoring systems sold, reductions in overhead and materials costs combined with the more efficient absorption associated with the higher revenue base.

Sales and Marketing Expenses. Sales and marketing expenses include payroll, commissions and related costs attributable to Networked Monitoring systems and OEM sales and marketing personnel, travel and entertainment expenses and other promotional expenses. Sales and marketing expenses were $1.8 million, or 33.4% of total revenue in the three months ended June 30, 1998, as compared to $2.3 million or 40.7% of total revenue for the three months ended June 30, 1997. The $475,407 decrease in sales and marketing expenses in the second quarter of 1998 as compared to the second quarter of 1997 was primarily due to lower salary and travel charges related to lower headcount.

Sales and marketing expenses were $3.5 million, or 33.6% of total revenue in the six months ended June 30, 1998, as compared to $4.7 million or 48.4% of total revenue in the six months ended June 30, 1997. The $1,115,957 decrease in sales and marketing expenses in the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 was due to the lower salary and travel expenses related to lower headcount.

Research and Development Expenses. Research and development expenses include payroll and related costs attributable to research and development personnel, prototyping expenses and other costs. Research and development expenses were $1.3 million or 24.6% of total revenue in the three months ended June 30, 1998, as compared to $1.2 million or 21.7% of total revenue in the three months ended June 30, 1997. The $117,320 increase in research and development expenses in the second quarter of 1998 as compared to the second quarter of 1997 was due primarily to the $200,000 in accrued expenses associated with the departure of the Vice President of Research and Development.

Research and development expenses were $2.5 million, or 23.9% of total revenue in the six months ended June 30, 1998, as compared to $2.3 million or 23.8% of total revenue in the six months ended June 30, 1997. The $225,353 increase in research and development expenses in the first six months of 1998 as compared to the first six months of 1997 was due to the combination of the accrued expenses associated with the departure of the Vice President of Research and Development in addition to the cost of supplies incurred for development work on prototype products.

General and Administrative Expenses. General and administrative expense includes accounting, finance, information systems, human resources, general administration, executive officers and professional fee expenses. General and administrative expenses were $501,060 or 9.2% of total revenue in the three months ended June 30, 1998, as compared to $582,542 or 10.3% of total revenue in the three months ended June 30, 1997. The $81,482 decrease in general and administrative expenses in the second quarter of 1998 as compared to the second quarter of 1997 was primarily attributable to lower professional fees.

General and administrative expenses were $1.1 million, or 10.6% of total revenue in the six months ended June 30, 1998, as compared to $1.3 million or 13.1% of total revenue in the six months ended June 30, 1997. The $142,311 decrease in general and administrative expenses in the first six months of 1998 as compared to the first six months of 1997 was due to lower salary and related charges in addition to reduced professional fees.

Other Income, Net. Other income, net, consists primarily of interest income earned on proceeds from the Company's initial public offering, net of payments made in respect of outstanding indebtedness. Other income, net increased to $243,726 in the three months ended June 30, 1998, as compared to $238,963 in the three months ended June 30, 1997. The increase resulted from higher income derived from the Company's short-term investments.

Other income, net, was $461,994 in the six months ended June 30, 1998, as compared to $461,960 in the six months ended June 30, 1997.

Provision for Income Taxes: The Company had minimal state tax provisions of $6,300 and $6,290 in the three months ended June 30, 1998 and June 30, 1997, respectively. For the six months ended June 30, 1998 the Company had $12,600 in comparison to $13,590 for the six months ended June 30, 1997. This represented minimum state taxes. Due to the Company's net loss position, the utilization of its credit carryforwards depends upon future income and may be subject to an annual limitation required by the Internal Revenue Code of 1986 and similar state provisions.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has financed its operations, including capital expenditures, through net proceeds from the Company's February 1996 initial public offering, cash and cash equivalent balances, a bank line of credit and long-term debt. During the first quarter of 1996, the Company issued 2,300,000 shares of common stock in its initial public offering, raising $25.6 million, net of expenses. At June 30, 1998 the Company had $17.5 million in cash and cash equivalents as compared to $18.2 million at December 31, 1997.

        In the first six months of 1998, the Company used cash in operating activities of $571,657 to fund a $1,030,802 net loss. In addition, $394,358 was used for payroll and related costs, $269,492 was used to pay down accounts payable and $86,620 was attributable to the reduction in the accrued warranty charges. Uses of cash were partially offset by $820,734 in cash provided from the $820,734 reduction in accounts receivable and $343,989 in non-cash adjustments provided by depreciation and amortization of fixed assets and intangible assets.

        The Company used $290,959 for investing activities in the first six months of 1998. The principal components were $141,241 to purchase capital equipment and $149,718 for the prepayment of Directors and Officers' Liability Insurance.

        The Company received $172,842 in net cash from financing activities in the first six months of 1998. This included $188,801 in net proceeds from the issuance of common stock offset partially by $15,959 in cash used in the repayment of capital lease obligations.

        In the first six months of 1997, the Company used cash in operating activities of $1,630,831 to fund a $3,430,890 net loss. In addition, $748,395 was used for the reduction in accounts payable, $312,854 was used in relation to the increase in accounts receivable, $309,377 for the reduction in accrued marketing commitments and $304,515 in increased prepaid expenses. The Company generated cash through a decrease in income taxes receivable of $2,717,968 and the reduction of inventories of $376,114. In the same period, the Company used $223,889 for investing activities which consisted of $244,877 for purchases of property and equipment and generated $20,988 from other long-term assets. In addition, $95,413 was provided by financing activities which consisted of $105,443 from the issuance of common stock, offset, in part, by $10,030 for payments on capital lease obligations.

        At June 30, 1998, the Company's principal sources of liquidity consisted of $17.5 million of cash and cash equivalents and $5.0 million of available credit facilities. In August 1997, the Company renewed a secured lending arrangement (the "Agreement") with Silicon Valley Bank, providing for a $5.0 million revolving line of credit bearing interest at the bank's prime rate. The bank does not have a security interest in any of the Company's assets unless the Company is borrowing under the line of credit and fails to comply with certain financial covenants. The Agreement expires in August 1998. The Company is currently negotiating the Agreement and anticipates completing the Agreement in the third quarter of 1998 with terms similar to those currently in place. At June 30, 1998, there were no borrowings outstanding under the Agreement and the Company was in compliance with all covenants. The financial covenants require that the Company maintain a quick assets ratio of not less than 2 to 1, maintain tangible net worth of not less than $20,000,000, maintain a ratio of total liabilities to tangible net worth of not more than 1 to 1 and maintain an aggregate total of cash and marketable securities in an amount at least equal to the product of two times the maximum amount of the Credit Line. As such, the bank held no security interest in any of the Company's assets.

        The Company's principal commitment at June 30, 1998 consisted of a lease on its office and manufacturing facility. The Company expects to spend approximately $500,000 for capital expenditures during the remaining six months of 1998.

        The Company believes that existing cash resources, cash flows from operations, if any, and line of credit facilities will be sufficient to fund the Company's operations for at least the next twelve months.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

        Dependence on Increased Market Acceptance of Networked Monitoring Systems. Although the Company experienced increased Networked Monitoring revenue growth in each quarter of 1997, sales of the Company's Network Monitoring systems cannot be expected to achieve sequential quarter to quarter growth in 1998 and sales of the Company's Networked Monitoring systems have not returned to 1995 sales levels and the Company's operating results since 1995 have been affected by the lower sales levels. If the Company is not successful in marketing and selling its Networked Monitoring systems, the Company's business, operating results and financial condition would be materially adversely affected. In addition, although the Company's Networked Monitoring products have been installed in more than 100 hospitals, there is no assurance that the Company's products will achieve the hospital penetration that the Company anticipates.

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

        Lengthy Sales Cycle. The decision by a healthcare provider to replace or substantially upgrade its clinical information systems typically involves a major commitment of capital and an extended review and approval process, and this review and approval process is becoming more complex, more financially oriented and increasingly subject to overall integration into the hospital's information systems planning. The sales cycle for the Company's Networked Monitoring systems has typically been nine to 18 months from initial contact to receipt of a purchase order. During this period, the Company expends substantial time, effort and funds preparing a contract proposal and negotiating a purchase order without any guarantee that the Company will complete the transaction. The significant or ongoing failure to reach definitive agreements with customers has in the past and may in the future have a material adverse effect on the Company's business, operating results and financial condition.

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

        In addition, the Company has elected to incorporate into some of its OEM product offerings the hardware and software for slightly larger networks and real-time redistribution of information to remote viewing stations for use in specialty departments of hospitals for which the Company's OEM customers design and sell their products. As the Company incorporates these or other features into its OEM products, the Company believes that its OEM customers would not compete with its Networked Monitoring systems because the Networked Monitoring systems are sold to hospitals and IHDNs who elect to install larger, more dispersed systems. However, the Company could face competition with its OEM customers to the extent hospitals forego purchasing the Company's facility-wide Networked Monitoring systems for the smaller departmental systems of its OEM customers.

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

        Year 2000 Compliance. In the next two years, many companies will face a potentially serious information systems (computer) problem because many software application and operational programs written in the past may not properly recognize calendar dates beginning in the Year 2000. This problem could force computers to either shut down or provide incorrect data or information. The Company is presently in the process of examining its computer systems and contacting its software providers to determine whether the Company's software applications are compliant with the Year 2000. As of June 30, 1998, the Company's enterprise business system has been validated to be Year 2000 compliant. While it is difficult to quantify the anticipated cost involved, the Company's best estimate of expenditures is between $50,000 to $200,000 for such upgrades since they are part of the software and hardware that the Company's third party suppliers normally provide to the Company. While the Company believes that its systems are fully Year 2000 compliant, the Company intends to continue to review its information systems for any possible problems as well as monitor its key customers and suppliers for any impact that the Year 2000 may have on their information systems which could then impact the Company. Although the Company believes that its products are Year 2000 compliant, customers may be affected by Year 2000 requirement issues as they could expend significant resources to correct or patch other software systems for Year 2000 compliance. These expenditures may result in reduced capital equipment budgets for other products, such as products offered by the Company, which could result in a material adverse effect on the Company's business, operating results and financial condition.

        Dependence on Sole Source Components. Certain of the Company's products use components that are available in the short term only from a single or a limited number of sources, have been available only on an allocation basis in the past and could be in scarce supply again in the future. Any inability to obtain components in the amounts needed on a timely basis or at commercially reasonable prices could result in delays in product introductions, interruption in product shipments or increases in product costs, which could have a material adverse effect on the Company's business, operating results and financial condition until alternative sources could be developed or design and manufacturing changes could be completed.

        Risks Associated With Recent Management Changes. During 1997, the Company had a number of changes in its management team. Effective January 1, 1997, David L. Schlotterbeck stepped down as the Company's Chief Executive Officer, and Donald J. Judson, the Company's Chairman of the Board, assumed such responsibilities. In March 1997, the Company hired a new Vice President, Direct Sales and in July 1997 hired a new Vice President, Research and Development. In October 1997, the Company hired Frank T. Sample as its new President and Chief Executive Officer, with Mr. Judson stepping down as such. In July 1998 the Company's Vice President, Research and Development departed from the Company. The addition of new senior management has involved increased salary levels that the Company anticipates will result in increased administrative expenses in future periods. Such management changes can also involve disruptions in the Company's day-to-day operations, can interrupt continuity in customers relationships and create delays in sales the cycles or product release schedules. Although the Company believes that its senior management will be successful in improving the Company's business, operating results and financial condition, there can be no assurance that such changes will not have a material adverse effect on the Company's business, operating results and financial condition in future periods.

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

The Company's proprietary radio frequency (RF) communication products transmit real-time physiologic information from the patient to the central surveillance station. These communication products currently operate in three radio bands:
VHF (174 MHz to 216 MHz, shared with TV channels 7-13); UHF (450 MHz to 470 MHz, shared with land mobile users); and the 900 MHz radio band (902 MHz to 928 MHz licensed for Spread Spectrum operation). The majority of the Company's RF products use the vacant television frequencies in the VHF band. The FCC is requiring all television stations to implement digital broadcasting transmission for High Definition Television (HDTV). Major metropolitan areas will be required to implement HDTV by December 31, 1998 and other markets by December 31, 2006. In order to implement HDTV the FCC has granted each TV channel an additional 6 MHz channel for digital broadcasting until the transition period ends, at which time the broadcaster would return one of the two channels. As TV stations use the additional 6 MHz channel for the digital broadcasting transition, which may take years, they may overlap into the radio spectrum which has been used for medical RF applications. Customers of the Company's lower power RF communication products may begin seeing more interference in the future. This interference may result in the Company's hospital biomedical personnel having to re-tune the Company's RF transmitters to other channels in order to reduce interference. In the event of high interference the Company's customers may need to purchase equipment to transmit in the UHF frequency range. The FCC also announced that they will be expanding the usable UHF frequencies for medical RF from the licensed 450 MHz to 470 MHz band to the unlicensed 470 MHz to 668 MHz frequency range. With VHF frequency ranges available for medical RF use potentially becoming more limited and the UHF frequency ranges expanding, the Company's competitors who have historically focused their RF products in what was the more limited UHF band, may now have a competitive advantage as compared to the Company, until such time as the

Company expands its UHF RF product offerings. Any such competitive advantage of the Company's competitors and any additional development costs associated with expanding the Company's UHF RF product offerings could have a material adverse effect on the Company's business, operating results and financial condition. Additionally, future regulatory changes could significantly affect the Company's operations by diverting the Company's development efforts, making current products obsolete or increasing the opportunity for additional competition that could have a material adverse effect on the Company's business, operating results and financial condition.

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

In July 1998, the Company issued an aggregate of 10,000 shares of its Common Stock, $.0001 par value, to a consultant of the Company for a purchase price of $3.06 per share. The aggregate purchase price paid to the Company is in a combination of a minor cash payment and a non-recourse promissory note secured by a pledge of the shares to the Company. The issuance of the 10,000 shares of Common Stock to the above mentioned individual was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to
Section 4(2) as a transaction not involving a public offering.

In March 1998, the Company issued an aggregate of 103,000 shares of its Common Stock, $.0001 par value, to a former employee and director of the Company for a purchase price of $4.4375 per share. The aggregate purchase price paid to the Company is in a combination of a minor cash payment and a non-recourse promissory note secured by a pledge of the shares to the Company. The issuance of the 103,000 shares of Common Stock to the above mentioned individual was exempt from registration under the Securities Act pursuant to Section 4(2) as a transaction not involving a public offering.

In March 1998, the Company issued an aggregate of 18,535 shares of its common stock at a fair market value of $4.4377 per share pursuant to the Company's 401(k) Plan matching program. The issuance of the shares pursuant to the Company's 401(k) Plan matching program is exempt from registration under the Securities Act on the basis that the issuance of the shares to the 401(k) Plan does not constitute a "sale" within the meaning of the Securities Act.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

        The Company held an Annual Meeting of Stockholders on May 21, 1998. At the Annual Meeting, the following votes were cast for the proposals indicated:

Proposal One:         Election of Directors:

            Name                    For                   Withheld
            ------------------------------------------------------
            Frank T. Sample         7,045,423             11,956
            Patrick T. Hackett      7,049,164              8,215
            Jack W. Lasersohn       7,049,164              8,215
            Timothy T. Weglicki     7,049,164              8,215

Proposal Two: Ratification and approval of amendments of the Corporation's 1996 Employee Stock Purchase Plan to increase the shares reserved under the plan by 150,000 to 300,000 shares and make other administrative changes:

                      For                   7,039,401
                      Against                   8,493
                      Abstain                   9,845

Proposal Three: Ratification of the appointment of Deloitte & Touche LLP as independent public accountants of the Company for the fiscal period ending December 31, 1998:

                      For                   7,056,279
                      Against                     100
                      Abstain                   1,000

ITEM 5. OTHER INFORMATION

Pursuant to the Company's Bylaws, stockholders who wish to bring matters or propose nominees for director at the Company's 1999 annual meeting of stockholders must provide specified information to the secretary of the Company not less than the ninety (90) days prior to the first anniversary of the 1998 annual meeting (i.e., May 21, 1999), unless such matters are included in the Company's proxy statement pursuant to Rule 14a-8 under the Securities Exchange Act, as amended.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:
        27.1 Financial Data Schedule

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the reporting period.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 12, 1998.



                                              VITALCOM INC.



                                              /s/ Frank T. Sample
                                              --------------------------------
                                              Frank T. Sample
                                              President, Chief Executive Officer



                                              /s/ Shelley B. Thunen
                                              --------------------------------
                                              Shelley B. Thunen
                                              Vice President Finance and
                                              Chief Financial Officer

                                 EXHIBIT INDEX



EXHIBIT
NUMBER            DESCRIPTION
-------           -----------

27.1              Financial Data Schedule