Form 10-Q
period 1998-09-30
VITALCOM INC
filed 1998-11-13
CIK 1006026

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998
                                    ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to ___________________


                        Commission file number 0-27588
                                               -------


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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 12, 1998 there were 8,136,368 shares outstanding of the issuer's common stock.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  VITALCOM INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                        SEPTEMBER 30,    DECEMBER 31,
                                                           1998              1997
                                                        ------------     ------------
                                                        (UNAUDITED)       (AUDITED)
Current assets
     Cash and cash equivalents                          $ 15,268,206     $ 18,157,160
     Accounts receivable, net                              4,766,534        3,853,066
     Inventories                                           1,842,073        1,812,499
     Prepaid expenses                                        281,510          269,462
                                                        ------------     ------------
       Total current assets                               22,158,323       24,092,187

Property
     Machinery and equipment                               1,521,780        1,464,903
     Office furniture and computer equipment               2,099,098        2,044,083
     Leasehold improvements                                  102,188           87,351
                                                        ------------     ------------
                                                           3,723,066        3,596,337
     Less accumulated amortization and depreciation       (2,098,526)      (1,659,939)
                                                        ------------     ------------
       Property, net                                       1,624,540        1,936,398

Other assets                                                 201,005           51,935
Goodwill, net                                                596,067          627,549
                                                        ------------     ------------
                                                        $ 24,579,935     $ 26,708,069
                                                        ============     ============

                                  VITALCOM INC.

                                                                     SEPTEMBER 30,        DECEMBER 31,
                                                                         1998                 1997
                                                                     ------------         ------------
                                                                      (UNAUDITED)           (AUDITED)
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                $    457,906         $    585,744
     Accrued payroll and related costs                                    745,805            1,198,055
     Accrued warranty costs                                               826,332              968,245
     Accrued liabilities                                                1,315,606            1,353,675
     Current portion of capital lease obligations                          24,990               21,120
                                                                     ------------         ------------
         Total current liabilities                                      3,370,639            4,126,839

Capital lease obligations, less current portion                            38,032               60,296
Redeemable preferred stock, 5,000,000 shares
  authorized, $.001 par value; no shares issued and
  outstanding at September 30, 1998 and
  December 31, 1997, respectively                                              --                   --

Stockholders' equity:
     Common stock, including paid-in capital, $.0001 par
       value; 25,000,000 shares authorized, 8,102,760 and
       8,038,547 shares issued and outstanding at
       September 30, 1998 and December 31, 1997, respectively          37,226,064           37,031,165
     Accumulated deficit                                              (16,054,800)         (14,510,231)
                                                                     ------------         ------------
         Net stockholders' equity                                      21,171,264           22,520,934
                                                                     ------------         ------------
                                                                     $ 24,579,935         $ 26,708,069
                                                                     ============         ============

                                  VITALCOM INC.

                            STATEMENTS OF OPERATIONS

                                                  THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                     SEPTEMBER 30,                         SEPTEMBER 30,
                                            -------------------------------       -------------------------------
                                                1998               1997               1998               1997
                                            ------------       ------------       ------------       ------------
                                                       (UNAUDITED)                           (UNAUDITED)
Revenues                                    $  4,689,435       $  5,723,325       $ 15,217,740       $ 15,326,288

Cost of sales                                  2,287,559          2,947,150          7,130,010          8,230,408
                                            ------------       ------------       ------------       ------------
Gross profit                                   2,401,876          2,776,175          8,087,730          7,095,880

Operating expenses
  Sales and marketing                          1,630,209          2,081,625          5,165,750          6,733,123
  Research and development                     1,001,293          1,195,981          3,515,893          3,485,228
  General and administration                     495,768            580,345          1,611,677          1,838,565
                                            ------------       ------------       ------------       ------------
      Total operating expenses                 3,127,270          3,857,951         10,293,320         12,056,916

Operating loss                                  (725,394)        (1,081,776)        (2,205,590)        (4,961,036)

Other income, net                                217,926            246,597            679,920            708,557
                                            ------------       ------------       ------------       ------------
Loss before provision for income taxes          (507,468)          (835,179)        (1,525,670)        (4,252,479)

Provision for income taxes                         6,300              6,300             18,900             19,890
                                            ------------       ------------       ------------       ------------
Net loss                                    $   (513,768)      $   (841,479)      $ (1,544,570)      $ (4,272,369)
                                            ============       ============       ============       ============
Net loss per basic and diluted
  common share                              $      (0.06)      $      (0.11)      $      (0.19)      $      (0.53)

Weighted average basic and diluted
  common shares                                8,208,259          8,012,814          8,152,583          7,991,115

                                  VITALCOM INC.

                            STATEMENTS OF CASH FLOWS

                                                         -----------------------------
                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                         -----------------------------
                                                            1998               1997
                                                         -----------        ----------
                                                                  (UNAUDITED)
Cash flows from operating activities:
     Net loss                                            $(1,544,570)       $(4,272,369)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
     Depreciation and amortization                           470,069            549,997
     Loss on disposal of property                             79,778             10,446
     Changes in operating assets and liabilities:
         Accounts receivable                                (913,468)          (898,254)
         Inventories                                         (29,574)         1,021,760
         Income taxes receivable                                              2,687,745
         Prepaid expenses and other current assets           (12,048)           (68,242)
         Accounts payable                                   (127,838)          (564,806)
         Accrued payroll and related costs                  (452,250)           186,271
         Accrued warranty costs                             (141,913)           (24,067)
         Accrued marketing commitments                                         (309,377)
         Income taxes payable                                (21,410)
         Accrued liabilities                                 (12,789)            22,057
                                                         -----------        -----------
         Net cash used in operating activities            (2,706,013)        (1,658,839)

Cash flows from investing activities:
     Purchases of property                                  (206,507)          (366,012)
     Proceeds from sale of property                                               7,027
     (Increase) decrease in other assets                    (149,070)            31,482
                                                         -----------        -----------
         Net cash used in investing activities              (355,577)          (327,503)

Cash flows from financing activities:
     Repayment of capital lease obligation and
       long-term debt                                        (22,264)           (15,713)
     Net proceeds from issuance of common stock              194,900            108,973
                                                         -----------        -----------
         Net cash provided by financing activities           172,636             93,260

Net decrease in cash and cash equivalents                 (2,888,954)        (1,893,082)

Cash and cash equivalents, beginning of period            18,157,160         20,120,203
                                                         -----------        -----------
Cash and cash equivalents, end of period                 $15,268,206        $18,227,121
                                                         ===========        ===========

Supplemental disclosures of cash flow information:
  Interest paid                                          $    10,663        $     9,833
  Income taxes paid                                      $    14,161        $   229,665

                                  VITALCOM INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. BASIS OF PRESENTATION

The interim condensed financial statements included herein have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1997 and filed with the SEC. In the opinion of management, the condensed financial statements included herein reflect all normal, recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 1998, and the results of its operations and its cash flows for the three-month and nine-month periods ended September 30, 1998 and 1997. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

2. NET LOSS PER SHARE

Net loss per share is computed by dividing net loss by the weighted average number of common and common equivalent shares outstanding. For the three-month and nine-month periods ended September 30, 1998 and 1997, the diluted weighted average shares were equal to the basic weighted average shares due to the anti-dilutive effect the conversion of options would have given the Company's net loss for the period.

3. STOCK PLANS AND STOCKHOLDERS' EQUITY

Stock Option Plans - The following is a summary of stock option transactions under the 1993 Stock Option Plan (the "1993 Plan") for the nine months ended September 30, 1998:

                                                                                 NUMBER OF
                                      NUMBER OF              PRICE PER            OPTIONS
                                       SHARES                  SHARE            EXERCISABLE
                                     -----------          ----------------     ------------

Balance, December 31, 1997            1,604,853           $0.60 to $15.75
  Granted                               297,825          $3.156 to $4.4375
  Exercised                             (28,250)          $0.60 to $1.41
  Canceled                             (340,579)          $1.28 to $15.75
                                      ---------
Balance, September 30, 1998           1,533,849           $0.60 to $15.75        417,279
                                      =========

At September 30, 1998, 683,459 options were available for grant under the 1993 Plan.

The following is a summary of stock option transactions under the 1996 Stock Option Plan (the "1996 Plan") for the nine months ended September 30, 1998:

                                                                                 NUMBER OF
                                      NUMBER OF              PRICE PER            OPTIONS
                                       SHARES                  SHARE            EXERCISABLE
                                      ---------          ---------------        -----------
Balance, December 31, 1997             69,325             $5.50 to $6.00
  Canceled                            (16,561)            $4.97 to $6.00
                                      -------
Balance, September 30, 1998            52,764             $4.97 to $6.00           22,991
                                      =======

At September 30, 1998, 47,236 options were available for grant under the 1996 Plan.

There were no stock transactions under the 1996 Director Option Plan (the "Director Plan") for the nine months ended September 30, 1998. At September 30, 1998, 60,000 options were available for grant under the Director Plan and no options were exercisable.

The Company has reserved an aggregate of 300,000 shares of Common Stock for issuance under its 1996 Employee Stock Purchase Plan (the "ESPP"). The ESPP was adopted by the Board of Directors in January 1996 and approved by the Company's stockholders prior to the consummation of the Company's initial public offering in February 1996. In May 1998 the Company's stockholders approved an increase in the number of shares available for issuance under the ESPP from 150,000 shares to 300,000 shares. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended, and permits eligible employees of the Company to purchase Common Stock through payroll deductions of up to 10% of their compensation provided that no employee may purchase more than $25,000 worth of stock in any calendar year. The ESPP was implemented by an offering period commencing on February 14, 1996 and ending on the last business day in the period ending October 31, 1996. Each subsequent offering period (an "Offering Period") commences on the day following the end of the prior Offering Period and has a duration of six months. The price of Common Stock purchased under the ESPP will be 85% of the lower of the fair market value of the Common Stock on the first or last day of each offering period. The ESPP will expire in the year 2006. In the years ended December 31, 1996 and 1997 the Company issued 32,815 and 47,359 shares of Common Stock under the ESPP for $153,410 and $191,218, respectively. In the nine months ended September 30, 1998 the Company issued 26,099 shares of Common Stock under the ESPP for $88,737.


SUBSEQUENT EVENTS

NOTE PURCHASE AGREEMENTS - In February 26, 1997, the Company issued an aggregate of 15,000 shares of its Common Stock to a consultant of the Company for a purchase price of $4.875 per share payable in cash and a non-recourse promissory note secured by the pledge of the Common Stock to the Company. On September 29, following the consultant's election to default on the note, the Company cancelled the 15,000 shares of Common Stock pursuant to the note and stock pledge.

 In March 26, 1998, the Company issued an aggregate of 103,000 shares of its Common Stock to a former employee of the Company for a purchase price of $4.4375 per share payable in cash and a non-recourse promissory note secured by the pledge of the Common Stock to the Company. On September 29, 1998, following the employee's election to default on the note, the Company cancelled the 103,000 shares of Common Stock pursuant to the note and stock pledge.


RECENT ACCOUNTING PRONOUNCEMENTS--In June 1997, the FASB issued Statement of Financial Accounting Standard No. 130 (SFAS 130), Reporting Comprehensive Income, and No. 131 (SFAS 131), Disclosures About Segments of an Enterprise and Related Information. The Company has adopted SFAS 130 for the period ending September 30, 1998. The Company has no reportable differences between comprehensive loss and net loss, as reported at September 30, 1998 and September 30, 1997.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        CERTAIN STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING THE INFORMATION SET FORTH IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH FORWARD-LOOKING STATEMENTS INCLUDE THOSE REGARDING SEASONAL VARIATIONS IN SALES OF ITS NETWORKED MONITORING(TM) PRODUCTS AND ITS OEM PRODUCTS, SALES CYCLE FOR NETWORKED MONITORING SYSTEMS AND OEM PRODUCTS, THE COMPANY'S ABILITY TO SHIP ORDERS AS THEY ARE RECEIVED, THE ABILITY OF THE COMPANY TO MEET YEAR 2000 COMPLIANCE, THE ESTIMATE OF YEAR 2000 EXPENDITURES AS BEING LIMITED TO $50,000 TO $200,000, IMPROVEMENTS IN THE COMPANY'S GROSS MARGINS, REDUCTIONS IN MATERIAL AND OVERHEAD COSTS, THE EXPECTATION THAT THE COMPANY WILL SPEND APPROXIMATELY $200,000 FOR CAPITAL EXPENDITURES IN THE REMAINING THREE MONTHS OF 1998 AND THAT THE COMPANY'S WORKING CAPITAL POSITION IS SUFFICIENT TO FUND THE COMPANY'S OPERATIONS FOR AT LEAST THE NEXT TWELVE MONTHS. ACTUAL RESULTS MAY VARY SUBSTANTIALLY FROM THESE FORWARD LOOKING STATEMENTS FOR MANY REASONS. SEE ALSO "FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS" BELOW. ADDITIONAL INFORMATION IS AVAILABLE IN OTHER COMPANY REPORTS AND OTHER DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

GENERAL

        VitalCom Inc. (the "Company"), provides computer networks and related communications products that acquire, interpret and distribute real time patient monitoring information. The Company's computer and radio networks acquire physiologic data generated by the Company's own proprietary ECG monitors and other manufacturers' bedside equipment located throughout a healthcare facility. The Company's networks, which consist of proprietary radio frequency ("RF") communications components, clinical analysis software and display and networking software provide personal computer-based central station surveillance of physiologic data from patients throughout a healthcare facility. The Networked Monitoring(TM) systems sold to acute care hospitaLS and integrated health delivery networks ("IHDNs") through the Company's direct sales force are networked systems designed for facility-wide coverage that provide access to real-time information at remote displays as well as at the central monitor, remote access through a wide area network ("WAN") as well as local area network ("LAN"), offer the capability to acquire data from the Company's own ambulatory ECG monitors as well as a variety of other manufacturers' bedside monitors and are typically located in multiple departments throughout the healthcare facility. The Company's Original Equipment Manufacturer ("OEM") customers purchase central monitoring systems as well as individual components for use in their monitoring products, which are generally for smaller departments that require customized systems. OEM products offered by the Company acquire data from the Company's ambulatory ECG monitor and from the OEM customer's bedside monitoring devices or life support equipment. The central monitoring system and display software for each OEM customer is developed specifically to meet the specifications of a particular department specialty.

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

RESULTS OF OPERATIONS - THREE-MONTH AND NINE MONTH PERIODS ENDED
                        SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

TOTAL REVENUES. Total revenues consist of revenue from sales of Networked Monitoring systems and OEM products, together with fees for installation and servicing of Networked Monitoring products. Total revenues decreased 18.1% to $4.7 million in the three months ended September 30, 1998 from $5.7 million for the three months ended September 30, 1997. This was due to lower Networked Monitoring systems business in the quarter.

Total revenues decreased 0.7% to $15.2 million in the nine months ended September 30, 1998 from $15.3 million in the nine months ended September 30, 1997. This slight decrease was due to lower sales of Networked Monitoring systems with sales through the Company's OEM distribution channel remaining relatively flat.

GROSS MARGINS. Cost of goods sold generally includes material, direct labor, overhead and, for Networked Monitoring systems, installation expenses. Cost of sales decreased 22.4% to $2.3 million in the three months ended September 30, 1998 from $2.9 million in the three months ended September 30, 1997. Gross margin improved to 51.2% in the third quarter of 1998 compared to 48.5% for the third quarter of 1997. The increase in gross margin in the third quarter of 1998 as compared to the third quarter of 1997 was due to reductions in material and overhead costs.

Cost of goods sold decreased 13.4% to $7.1 million for the nine month period ended September 30, 1998 from $8.2 million in the nine months ended September 30, 1997. Gross margin improved to 53.1% in the nine months ended September 30, 1998 compared to 46.3% for the nine months ended September 30, 1997. The increase in gross margin in the first nine months of 1998 as compared to the same period of 1997 was due primarily to reductions in material and overhead costs.

SALES AND MARKETING EXPENSES. Sales and marketing expenses include payroll, commissions and related costs attributable to Networked Monitoring systems and OEM sales and marketing personnel, travel and entertainment expenses and other promotional expenses. Sales and marketing expenses were $1.6 million, or 34.8% of total revenue in the three months ended September 30, 1998, as compared to $2.1 million or 36.4% of total revenue for the three months ended September 30, 1997. The $451,416 decrease in sales and marketing expenses in the third quarter of 1998 as compared to the third quarter of 1997 was primarily due to lower salary and travel charges related to lower headcount.

Sales and marketing expenses were $5.2 million, or 33.9% of total revenue in the nine months ended September 30, 1998, as compared to $6.7 million or 43.9% of total revenue in the nine months ended September 30, 1997. The $1,567,373 decrease in sales and marketing expenses in the third quarter of 1998 as compared to the third quarter of 1997 was due to the lower salary and travel expenses related to lower headcount.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses include payroll and related costs attributable to research and development personnel, prototyping expenses and other costs. Research and development expenses were $1.0 million or 21.4% of total revenue in the three months ended September 30, 1998, as compared to $1.2 million or 20.9% of total revenue in the three months ended September 30, 1997. The $194,688 decrease in research and development expenses in the third quarter of 1998 as compared to the third quarter of 1997 was due primarily to lower salary expenses associated with the lower headcount in 1998 as compared to the 1997 level.

Research and development expenses were $3.5 million, or 23.1% of total revenue in the nine months ended September 30, 1998, as compared to $3.5 million or 22.7% of total revenue in the nine months ended September 30, 1997. The $30,665 increase in research and development expenses in the first nine months of 1998 as compared to the first nine months of 1997 was due primarily to the increase in professional services expenses.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expense includes accounting, finance, information systems, human resources, general administration, executive officers and professional fee expenses. General and administrative expenses were $495,768 or 10.6% of total revenue in the three months ended September 30, 1998, as compared to $580,345 or 10.1% of total revenue in the three months ended September 30, 1997. The $84,577 decrease in general and administrative expenses in the third quarter of 1998 as compared to the third quarter of 1997 was primarily attributable to lower professional service fees.

General and administrative expenses were $1.6 million, or 10.6% of total revenue in the nine months ended September 30, 1998, as compared to $1.8 million or 12.0% of total revenue in the nine months ended September 30, 1997. The $226,888 decrease in general and administrative expenses in the first nine months of 1998 as compared to the first nine months of 1997 was due to lower salary and related charges in addition to reduced professional service fees.

OTHER INCOME, NET. Other income, net, consists primarily of interest income earned on proceeds from the Company's initial public offering, net of payments made in respect of outstanding indebtedness. Other income, net decreased to $217,926 in the three months ended September 30, 1998, as compared to $246,597 in the three months ended September 30, 1997. The decrease resulted from lower income derived from the Company's short-term investments due to the lower cash position at September 30, 1998 compared to September 30, 1997.

Other income, net, was $679,920 in the nine months ended September 30, 1998, as compared to $708,557 in the nine months ended September 30, 1997. This decrease was the result of the lower income derived from the Company's short-term investments.

PROVISION FOR INCOME TAXES: The Company accrued minimal state tax provisions of $6,300 and $6,300 in the three months ended September 30, 1998 and September 30, 1997. For the nine months ended September 30, 1998, the Company had $18,900 in comparison to $19,890 for the nine months ended September 30, 1997. The amount recorded represents minimum state taxes.

At September 30, 1998, the Company had research and development credit carryforwards of approximately $496,219 and $359,650 for federal and state tax purposes, respectively. At September 30, 1998, the Company also had net operating loss carryforwards for federal and state income tax purposes of approximately $4,715,236 and $3,380,217 respectively. Due to the Company's net loss position, the utilization of its credit carryforwards depends upon future income and may be subject to an annual limitation required by the Internal Revenue Code of 1986 and similar state provisions.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has financed its operations, including capital expenditures, through net proceeds from the Company's February 1996 initial public offering, cash and cash equivalent balances, a bank line of credit and long-term debt. During the first quarter of 1996, the Company issued 2,300,000 shares of common stock in its initial public offering, raising $25.6 million, net of expenses. At September 30, 1998 the Company had $15.3 million in cash and cash equivalents as compared to $18.2 million at December 31, 1997.

        In the first nine months of 1998, the Company used cash in operating activities of $2,706,013 to fund a $1,544,570 net loss. Of the net cash used in operating activities, $913,468 was used for the increase in receivables, $452,250 was used for payroll and related costs, $141,913 was attributable to the reduction in the accrued warranty charges and $127,838 was used to pay down accounts payable. Uses of cash were partially offset by the $470,069 in non-cash adjustments provided by depreciation and amortization of fixed assets and intangible assets.

        The Company used $355,577 for investing activities in the first nine months of 1998. The principal components were $206,507 to purchase capital equipment and $149,070 for the prepayment of Directors and Officers' Liability Insurance.

        The Company received $172,636 in net cash from financing activities in the first nine months of 1998. This included $194,900 in net proceeds from the issuance of common stock offset partially by $22,264 in cash used in the repayment of capital lease obligations.

        In the first nine months of 1997, the Company used cash in operating activities of $1,658,839 to fund a $4,272,369 net loss. Of the net cash used in operating activities, $898,254 was used in relation to the increase in accounts receivable, $564,806 was used for the reduction in accounts payable and $309,377 was used for the reduction in accrued marketing commitments. The Company generated cash through a decrease in income taxes receivable of $2,687,745 and the reduction of inventories of $1,021,760. In the same period, the Company used $327,503 for investing activities which consisted of $366,012 for purchases of property and equipment and generated $31,482 from a decrease in other long-term assets. In addition, $93,260 was provided by financing activities which consisted of $108,973 from the issuance of common stock, offset, in part, by $15,713 for payments on capital lease obligations.

        At September 30, 1998, the Company's principal sources of liquidity consisted of $15.3 million of cash and cash equivalents and $5.0 million of available credit facilities. In August 1997, the Company renewed a secured lending arrangement (the "Agreement") with Silicon Valley Bank, providing for a $5.0 million revolving line of credit bearing interest at the bank's prime rate. The bank does not have a security interest in any of the Company's assets unless the Company is borrowing under the line of credit and fails to comply with certain financial covenants. The Agreement expired in August 1998. The Company is currently negotiating the Agreement and anticipates completing the Agreement in the fourth quarter of 1998 with terms similar to those currently in place. At September 30, 1998, there were no borrowings outstanding under the Agreement and the Company was in compliance with all covenants. The financial covenants require that the Company maintain a quick assets ratio of not less than 2 to 1, maintain tangible net worth of not less than $20,000,000, maintain a ratio of total liabilities to tangible net worth of not more than 1 to 1 and maintain an aggregate total of cash and marketable securities in an amount at least equal to the product of two times the maximum amount of the Credit Line. As such, the bank held no security interest in any of the Company's assets.

        The Company's principal commitment at September 30, 1998 consisted of a lease on its office and manufacturing facility. The Company expects to spend approximately $200,000 for capital expenditures during the remaining three months of 1998.

        The Company believes that existing cash resources, cash flows from operations, if any, and line of credit facilities will be sufficient to fund the Company's operations for at least the next twelve months.

YEAR 2000 ISSUES

        Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used in many companies may need to be upgraded to comply with such "Year 2000" requirements.

        The Company has determined that it will be necessary to modify or replace portions of its hardware and software so that its internal information systems properly utilize dates beyond December 31, 1999. The Company has received confirmation from vendors of certain purchased software used for its internal information systems that current releases or upgrades, if installed, are designed to be Year 2000 compliant. The Company is in the process of installing such upgrades to its current systems and believes that substantially all of the upgrades will be completed by December 31, 1998. The Company also is in the process of assessing its non-information technology systems, such as security alarm systems, telephone systems and other systems that may have embedded microprocessors, for Year 2000 issues and has not yet determined whether any Year 2000 issues exist with respect to those systems. In addition, the Company is initiating communications with its critical customer or vendor relationships to determine the extent to which the Company may be vulnerable to such parties' failure to resolve their own Year 2000 issues. Where practicable, the Company will assess and attempt to mitigate its risks with respect to failure of these entities to be Year 2000 ready. The effect, if any, on the Company's results of operations from the failure of such parties to be Year 2000 ready is not reasonably estimable.

        The Company is in the process of evaluating its own products for potential Year 2000 issues and making such products Year 2000 compliant. The vast majority of the Company's products are not date sensitive and the Company does not directly rely on any of its vendors' or customers' systems. The Company does not believe that there will be significant issues or costs associated to make its products Year 2000 compliant; however, there can be no assurance that such products do not contain undetected errors or defects associated with Year 2000 date functions.

        The Company has been using both external and internal resources to reprogram or replace its software for the Year 2000 issues. To date, the amounts incurred and expenses for developing and carrying out the plan have not had a material effect on the Company's operations. The Company plans to complete Year 2000 modifications, including testing, by early

1999. While it is difficult to quantify the anticipated costs involved, the Company's best estimate of expenditures is between $50,000 to $200,000 for such upgrades. All Year 2000 issues costs to date have been and in the future will be funded through operating cash flows. Although the Company is not aware of any material operational issues or costs associated with preparing its products or internal information systems for the Year 2000, there can be no assurances that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems, which are composed predominantly of third party software and hardware.

        Should the Company not be completely successful in mitigating internal and external Year 2000 risks, this could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities at the Company or its vendors and suppliers. The Company has not yet determined a reasonably likely worst case scenario for failure to be Year 2000 ready and therefore has not yet developed a contingency plan in such event.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

        DEPENDENCE ON INCREASED MARKET ACCEPTANCE OF NETWORKED MONITORING SYSTEMS. The Company's business is substantially dependent upon sales of its Networked Monitoring systems to hospitals and IHDN's. Since 1995, sales of these systems have not returned to 1995 sales levels and the Company's operating results since 1995 have been affected by the lower sales levels in past due to its inability to adjust expense levels. If the Company is not successful in increasing sales of its Networked Monitoring systems, the Company's business, operating results and financial condition would be materially adversely affected. In addition, although the Company's Networked Monitoring products have been installed in more than 100 hospitals, there is no assurance that the Company's products will achieve the hospital penetration that the Company anticipates.

        FLUCTUATIONS IN QUARTERLY RESULTS. The Company's quarterly operating results have fluctuated in the past and may fluctuate significantly from quarter to quarter in the future as a result of a number of factors, including, but not limited to the size and timing of orders; the length of the sales cycle; market acceptance of its Networked Monitoring systems; the ability of the Company's customers to obtain budget allocations for the purchase of the Company's products; changes in pricing policies or price reductions by the Company or its competitors; mix of sales between Networked Monitoring systems and OEM products; the timing of new product announcements and introductions by the Company or its competitors; deferrals of customer orders in anticipation of new products or product enhancements; the Company's ability to develop, introduce and market new products and product enhancements; market acceptance of new products or product enhancements; the Company's ability to control costs; the availability of components; costs associated with responding software "bugs" or errors; regulatory compliance and timing of regulatory clearances and general economic factors.


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

        YEAR 2000 COMPLIANCE. See statement contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

        RISKS ASSOCIATED WITH RECENT MANAGEMENT CHANGES. During 1997, the Company had a number of changes in its management team. Effective January 1, 1997, David L. Schlotterbeck stepped down as the Company's Chief Executive Officer, and Donald J. Judson, the Company's Chairman of the Board, assumed such responsibilities. In March 1997, the Company hired a new Vice President, Direct Sales and in July 1997 hired a new Vice President, Research and Development. In October 1997, the Company hired Frank T. Sample as its new President and Chief Executive Officer, with Mr. Judson stepping down as such. In July 1998 the Company's Vice President, Research and Development departed from the Company. In addition, in August 1998 the Company's Vice President of Direct Sales departed from the Company. The addition of new senior management has involved increased salary levels that the Company anticipates will result in increased administrative expenses in future periods. Such management changes can also involve disruptions in the Company's day-to-day operations, can interrupt continuity in customers relationships and create delays in sales the cycles or product release schedules. Although the Company believes that its senior management will be successful in improving the Company's business, operating results and financial condition, there can be no assurance that such changes will not have a material adverse effect on the Company's business, operating results and financial condition in future periods.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

          27.1 -- Financial Data Schedule

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the reporting period.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 12, 1998.


                                          VITALCOM INC.



                                          /s/ FRANK T. SAMPLE
                                          --------------------------------------
                                          Frank T. Sample
                                          President, Chief Executive Officer


                                          /s/ SHELLEY B. THUNEN
                                          --------------------------------------
                                          Shelley B. Thunen
                                          Vice President Finance and
                                          Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER               DESCRIPTION
-------              -----------

 27                  Financial Data Schedule