Form 10-K
period 1998-12-31
VITALCOM INC
filed 1999-03-31
CIK 1006026

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                   COMMON STOCK, PAR VALUE $0.0001 PER SHARE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 19, 1999 as reported on the Nasdaq National Market, was approximately $3,269,514. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     APPLICABLE ONLY TO CORPORATE ISSUERS:

       As of March 19, 1999, there were 8,165,222 shares outstanding of the issuer's common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain information required by Part III of this Form 10-K is incorporated by reference to portions of the registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

================================================================================

                                     PART I

ITEM 1. BUSINESS

                                    BUSINESS

GENERAL

     VitalCom (the "Company") provides Enterprise-wide patient monitoring networks and related communications products that acquire, interpret and distribute real time patient monitoring information from the Company's own proprietary ECG monitors and other manufacturers' bedside equipment. The Company's Enterprise-wide monitoring(TM) system uses proprietary radio frequency ("RF") communications components, clinical analysis software and display and networking software to provide personal computer-based central station surveillance of physiologic data from patients located throughout a healthcare enterprise. The Enterprise-wide monitoring systems are sold to large acute care hospitals and integrated health delivery networks ("IHDNs") through the Company's direct sales force. The large networked systems use local area network ("LAN") as well as wide area network ("WAN") technology to integrate real-time information from the Company's own ECG monitors as well as a variety of other manufacturers' bedside equipment. Clinicians access the information to monitor patient status in three ways: 1) through remote viewing stations -- networked personal computers located at nursing stations throughout the healthcare enterprise; 2) Remote dial-up access -- via phone dial in and modem connection to the VitalCom network; and 3) A centralized monitoring hub -- a mission control-style room manned 24-hours a day by monitoring technicians that are each trained to watch up to 48 to 56 patients.

     The Company's Original Equipment Manufacturer ("OEM") customers purchase and sell central monitoring systems as well as individual components for use in their monitoring products, which are generally used in small departments that require customized systems. OEM products offered by the Company acquire data from the Company's ambulatory ECG monitor and from the OEM customer's bedside monitoring devices or life support equipment. The central monitoring system and display software for each OEM customer is developed specifically to meet the specifications of a particular departmental or specialty.

     The Company's Enterprise-wide monitoring system collects patient monitoring or life support data from the Company's proprietary ECG monitors and other manufacturers' bedside devices, sending the data over a RF network to a central surveillance hub. Technicians manning the central surveillance hub evaluate information acquired from ambulatory and point-of-care monitors and, in the case of a patient emergency or other significant event, respond by initiating immediate contact with the appropriate caregiver through standard pager technology. Because the networks continuously distribute real-time patient information to remote displays located throughout the healthcare enterprise, the caregivers can gain immediate access to critical patient status information. The Company believes that its Enterprise-wide monitoring system enables hospitals to shorten patient stays in costly intensive care units, increase medical staff productivity, reduce costly patient transfers and improve facility utilization. Since their introduction in 1991, the Company's Enterprise-wide monitoring systems have been installed in more than 100 acute care facilities, with the largest network providing central surveillance of up to 300 patients located in multiple buildings.

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

     These cost control pressures are forcing hospitals to find ways to deliver care with fewer resources and are encouraging provider consolidation and the emergence of IHDNs. Additionally, as an increasing number of patients receive care in lower-cost, outpatient settings the overall acuity level of the remaining hospital patients increases. Consequently, acute care hospitals and IHDNs are faced with delivering quality care to more acutely ill patients using fewer resources. In response, hospitals have increasingly turned to technological innovation for assistance.

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

THE VITALCOM SOLUTION

     The Company's Enterprise-wide monitoring systems enable large acute care hospitals and IHDNs to respond to cost control pressures in the healthcare industry by reengineering labor-intensive care delivery processes to reduce costs. Principal benefits of the Company's solution include:

     - reducing patient stays in costly ICU and CCU departments through central surveillance of patients in less labor-intensive settings.

     - increasing productivity of medical staff through the use of technicians located in a centralized monitoring hub. Technicians are trained to monitor up to 48 to 56 patients each and notify caregivers when patients experience a medically significant event, through standard paging technology.

     - distributing patient physiologic information to remote viewing stations throughout the facility for convenient and immediate access by caregivers.

     - reducing costly patient transfers and improving overall facility utilization by allowing flexible bed configurations using wireless technology.

     - improving asset utilization with the Company's OpenNet(TM) application interfacing to third-party products through programmable interfaces. The Company's OpenNet application includes interfaces with monitoring devices from Protocol Systems, Inc., ("Protocol") Datascope Corporation ("Datascope") and Critikon Inc. ("Critikon") and life support equipment from the Nellcor Puritan Bennett division of Mallincrodt Inc. ("Mallincrodt").

     - facilitating the implementation of telemedicine with the Company's SiteLink(TM) application which allows a tertiary hospital to link its Enterprise-wide monitoring system to remote facilities located even hundreds of miles away.

PRODUCTS

  Enterprise-wide Monitoring Solutions

     The Company's Enterprise-wide monitoring system provides the basic architecture for current and future product offerings. In 1991, the Company introduced its computer network for ECG data providing acquisition, interpretation and distribution of patient ECG information. The OpenNet application introduced in the first half of 1996 expanded the Company's network capability to multi-parameter applications by using other manufacturers' patient monitoring and life support equipment. In November 1997, the Company introduced its SiteLink application, which allows a tertiary hospital to link its Enterprise-wide monitoring system to one at a remote facility via a dedicated T-1 special service phone line or ATM network.

     The Company's Enterprise-wide monitoring system utilizes the following key components: RF technology; personal computer-based central station and proprietary display software; proprietary clinical analysis software and a proprietary network including real-time remote display and paging. The Company's RF technology collects patient physiologic data from the Company's proprietary ECG ambulatory transmitters and other manufacturers' multi-parameter bedside monitoring equipment and other manufacturers' life support equipment and transmits that data in real-time to the central surveillance hub for interpretation and distribution. A central surveillance station consists of multiple, networked personal computers and color touch-screens. The central surveillance station is capable of simultaneously displaying up to several hundred patients' physiologic data. One trained technician is capable of monitoring up to six or seven personal computers, each of which receives, interprets and displays real-time physiologic patient data, alarm settings and equipment status for up to eight patients using the Company's proprietary software. In the event that the Company's proprietary software detects a medically significant event; it responds with an audio or visual alarm and prompts the technician to issue a pager call to the responsible caregiver. The Company's proprietary software also stores up to 24 hours of real-time physiologic patient information for subsequent review.

     The Company's Enterprise-wide monitoring system provides for the simultaneous distribution of real-time physiologic patient information to multiple remote color touch-screen displays (remote viewing stations) located throughout the enterprise by employing proprietary real-time distribution software and industry-standard Ethernet protocols. Remote viewing stations are located throughout the enterprise, allowing caregivers to view patient physiologic data, alarm settings and equipment status for any patient connected to the network.

     ECG Applications. The Company's Enterprise-wide monitoring system interprets and distributes patient information acquired from an ambulatory digital telemetry transmitter, approximately the size of a television remote control that collects the information through sensors attached to the patient's chest. The Company's proprietary analysis software displays patient ECG information, including heartrate and waveform, alarm settings and equipment status for interpretation by a trained technician. In addition, the Company's proprietary clinical analysis software includes algorithms to analyze patient cardiac arrhythmias, such as asystole and ventricular fibrillation. The most recent version of the Company's analysis software received FDA clearance in January 1995.

     Multi-Parameter OpenNet Applications. The Company's OpenNet application uses programmable interfaces and wireless technology to acquire, interpret and distribute multi-parameter physiologic patient information, such as blood/oxygen saturation, respiration, temperature, end-tidal CO2 and blood pressure from patient monitoring and life support equipment of other vendors. The software and wireless component of the OpenNet technology have been available since March 1996. The Company's OpenNet application includes interfaces with bedside monitoring devices from Protocol, Datascope and Critikon. In November 1997 the Company received its 510(k) clearance for additional OpenNet connections to other bedside monitors and to ventilators. The ventilator feature allows clinicians to receive, display, interpret, distribute and archive respiratory data of ventilated patients, with the first interface to Mallincrodt's Series 7200 Ventilator.

     SiteLink(TM) Application. The Company's SiteLink application allows a tertiary hospital to link its Enterprise-wide monitoring system to the Enterprise-wide monitoring system at a remote facility, even hundreds of miles away, in real time, via a dedicated T-1 special service phone line or ATM network. Monitoring technicians at the tertiary facility provide 24-hour surveillance for the remote site in addition to the surveillance at the remote site. The tertiary facility can page caregivers if a patient at the remote facility is in distress and then can also provide clinical consultations (telemedicine) to caregivers at the remote site. The Company received FDA clearance in November 1997 for its SiteLink application, which currently is installed and running in five different locations.

     VitalAccess(TM) Application. During 1997 the Company introduced an application which permits multiple caregivers simultaneous access to individual patients' static patient monitoring information on the Company's Enterprise-wide monitoring system from any remote Windows 95(TM) or NT workstation. Access is routed through the Company's V-Gate server, which is sold as a separate component to an Enterprise-wide monitoring system.

     V-Gate Interconnectivity Application. In 1998 the Company placed into Market Acceptance Testing (MAT) its first connection to the clinical patient record database of a healthcare information system. A healthcare information system is comprised of centralized and departmental systems for financial, practice, resource, enterprise and clinical management that includes a repository for patient history. The Company's Enterprise-wide monitoring system obtains admit and discharge information, such as name and patient identification number, from the healthcare information system and also transfers clinical patient information in numeric form from its own ECG transmitters and other manufacturers' monitoring and ventilator equipment to the healthcare information system.

  OEM Products

     The Company's OEM products are sold on a private-label basis to equipment manufacturers and integrators, all of which manufacture patient monitoring or medical devices and have multi-year working relationships with the Company. The Company's OEM products are typically used in the emergency room; post-surgical, cardiac rehabilitation and other discrete care units within a hospital. These departmental products are custom programmed to provide specialized analysis or display formats required by a particular department specialty and to allow equipment manufacturers and integrators to deliver a product that satisfies the patient monitoring and reporting requirements of their customers. The OEM products use many of the same components that are used in the Company's Enterprise-wide monitoring systems, allowing for economies of scale in development, manufacturing and inventory management. When the Company's OEM customers offer networks, they are typically smaller in size than the Enterprise-wide monitoring system networks sold by the Company's direct sales force.

     The OEM products include central workstations, proprietary analysis software, RF products and network solutions, but currently they do not include the ability to accept multiparameter information from other vendors' systems. During 1998, the Company expanded its product offering to one OEM customer to include the hardware and software capable of real-time distribution on a enterprise-wide basis. This OEM can sell the redistribution capability in the small (under 200 beds) hospital market. In addition, the Company believes that its work with OEM customers helps it better understand the clinical procedures and technical protocols used to create the OpenNet connections with its OEM customers and other vendors.

CUSTOMERS

     The Company sells its Enterprise-wide monitoring systems to large acute care hospitals and IHDNs throughout the United States through its direct sales force. The Company estimates that its potential customer base includes more than 5,200 acute care hospitals in the United States. As of December 31, 1998, the Company had direct sale installations of its Enterprise-wide monitoring systems in more than 100 such hospitals and IHDNs. In addition, the Company sells its OEM products to leading patient monitoring device companies. In 1997, Quinton and Datascope accounted for approximately 12.2% and 25.0%, respectively, of the Company's total revenues and in 1998 Quinton and Datascope accounted for approximately 19.7 % and 22.6%, respectively, of the Company's total revenues. The loss of or a significant reduction in sales to any such customer would have a material adverse effect on the Company's business, operating results and financial condition.

SALES AND MARKETING

     The Company sells its Enterprise-wide monitoring systems to large acute care hospitals and IHDNs through its direct sales force. The Company's sales force is organized by region and targets key hospitals and IHDNs within each region. The sales cycle for Enterprise-wide monitoring systems has typically been nine to 18 months from initial contact to receipt of a purchase order and generally involves multiple sales calls on hospital purchasing, information technology, administrative and clinical personnel, product demonstrations at select reference sites and on-site evaluations. The Company markets its Enterprise-wide monitoring systems through direct sales calls, product demonstrations at select reference sites, on-site product evaluations, participation in trade shows and advertising in trade publications.

     Due to the long sales cycle and the fixed costs related to direct sales expenses, a failure of such direct sales efforts to create an offsetting increase in revenues and earnings would have a material adverse effect on the Company's business, operating results and financial condition. In addition, during the Company's long sales cycle for Enterprise-wide monitoring systems, it may expend substantial time, effort and funds preparing a contract proposal or negotiating a purchase order without any guarantee that it will complete the transaction. Significant or ongoing failure to reach definitive agreements with direct sales customers, which the Company has experienced in the past, would have a material adverse effect on the Company's business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General".

     The Company sells its OEM products to leading patient monitoring device companies, many of whom have had long-term working relationships with the Company. The Company's OEM sales team has significant experience in the healthcare industry. The Company markets its OEM products to its customers through expansion of existing product offerings, sales calls and participation in trade shows.

CUSTOMER SUPPORT

     The Company provides a wide range of support services to purchasers of its Enterprise-wide monitoring system. The Company's support program includes pre-installation assistance in network design and planning; a training and maintenance program for clinical and other hospital staff prior to installation and follow-up on-site training after installation; 24-hour telephone technical support and a consignment program during the product warranty period for systems of 24 channels or more providing for the consignment of one central station, including one spare transmitter per eight beds, at no charge. The Company provides a one-year warranty on the equipment and software components of its Enterprise-wide monitoring system. The Company will repair or replace at no charge any device or software which it finds to be defective during the warranty period. The Company offers post warranty support programs for an annual fee including extended hardware warranty, software maintenance and hardware and software maintenance and upgrade programs.

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

     Radio Frequency Communication Products. The Company's proprietary radio frequency communication products transmit real-time physiologic information from the patient to the central surveillance station. These communication products operate in three radio bands: VHF (174 MHz to 216 MHz, shared with TV channels
7 - 13); UHF (450 MHz to 470 MHz shared with land mobile users) and the 900 MHz radio band (902 MHz to 928 MHz licensed for spread spectrum operations). The Company has developed over-sampling, interleaving and digital packet algorithms providing a deterministic method for reliable radio frequency transmissions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors".

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

PRODUCT DEVELOPMENT

     The Company's research and development strategy is to focus on expanding the capabilities of existing products and developing new products. The Company introduced its first OpenNet applications in 1996, permitting information from other manufacturers' multi-parameter patient monitoring to be displayed and distributed on the Company's Enterprise-wide monitoring system. Interfaces with bedside monitoring devices from Protocol, Datascope and Critikon, were introduced in 1996. The Company intends to continue to expand its OpenNet applications with interfaces to additional patient monitoring devices, many of which require no additional FDA clearance. In November 1997 the Company received its 510(k) clearance for additional OpenNet connectors to bedside monitors not covered in a previous 510(k) clearance and connections to ventilators. The ventilator connection allows clinicians to receive, display, interpret, distribute and archive respiratory data of ventilated patient. The first ventilator interface is to Mallincrodt's Series 7200 Ventilator. The Company received FDA clearance in November 1997 for a product application, SiteLink(TM), which enables the Company's Enterprise-wide monitoring systems at a tertiary hospital to be linked to remote facilities, even hundreds of miles away, in real-time, via a dedicated T-1 phone line. Monitoring technicians at the tertiary hospital provide 24-hour surveillance to the remote site, paging caregivers if a patient at the remote facility is in distress. The Company's VitalAccess application permits caregiver access to static patient monitoring information on the Company's Enterprise-wide monitoring system from any remote Windows 95(TM) or NT workstation. During 1998, the Company placed into MAT its first connection between the Company's Enterprise-wide network and a hospital's clinical patient record software. The Company intends to make additional connections between its Enterprise-wide monitoring network and other HCIS products and computerized patient records.

     The Company continues to evaluate emerging technologies in the communications industry for possible use in its products. In addition, the Company continually evaluates trends in the healthcare industry and, based on its perceptions of market requirements, may outsource development of selected products or technologies or may accelerate development of certain products while deferring or canceling development of others. The completion of the development of new or enhanced products will involve significant expenditures without knowing whether such products will achieve the intended benefits of cost reductions and productivity gains or whether such products will receive market acceptance.

     For the years ended December 31, 1998, 1997 and 1996, total research and development expenditures were approximately $4.7 million, $4.8 million and $5.4 million, respectively, and represented 22.5%, 22.1% and 29.6% of revenues, respectively. The Company expects to continue to allocate significant resources to these efforts. There can be no assurance, however, that such research and development efforts will be successful. Any failure of the Company's OpenNet technology or other products under development, including other HCIS connectivity products, to achieve their intended benefits or market acceptance would have a material adverse effect on the Company's business, operating results and financial condition.

BACKLOG

     The Company's backlog as of December 31, 1998, 1997 and 1996 was $1.1 million, $2.9 million and $2.0 million, respectively. Backlog consists of purchase orders for products deliverable within twelve months and primarily represents orders from OEM customers. Purchase orders from the Company's OEM customers are generally cancelable at any time without penalty. The Company's backlog is not large enough to assure that its revenue targets for a particular quarter will be met. Therefore, the Company does not consider backlog to be a significant indication of future performance, and sales in any quarter are dependent on orders booked and shipped during that quarter and are not predictable with any degree of certainty.

MANUFACTURING

     The Company's manufacturing operations consist primarily of final assembly and test and quality control of materials, components, subassemblies and systems. The Company relies on subcontractors for printed circuit board and component assembly. The Company obtained and maintains ISO 9001/EN 29001 certification and is required to operate under the Quality System Regulation (previously called the Good Manufacturing Practices) of the Food and Drug Administration ("FDA"). Some of the Company's products utilize components available in the short term from only a single or limited number of sources. Certain of these components, such as some devices manufactured by Burr-Brown Corporation, Motorola Semiconductor Products, Inc. and Maxim Integrated Products, Inc., have been available only on an allocation basis in the past and could be in scarce supply again in the future. In addition, from time to time, certain components, subassemblies and systems used by the Company are discontinued by manufacturers, requiring the Company to replace the component, subassembly or system with an equivalent product or if no such equivalent can be identified to modify and re-validate the product design. While such allocation restrictions and discontinuances have not had a significant adverse effect on the Company to date, any inability to obtain such components on a timely basis or at commercially reasonable prices or to redesign the product in a timely manner could have a material adverse effect on the Company's business, operating results and financial condition until alternative sources could be developed or design and manufacturing changes could be completed. The Company does not have long-term supply agreements with its component suppliers or subcontractors. The Company's manufacturing facility is located at its headquarters in Tustin, California.

INTELLECTUAL PROPERTY

     The Company relies on a combination of copyright, trade secret and trademark laws, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company seeks to protect its software, circuitry documentation and other written materials under trade secret and copyright laws, which afford only limited protection. The Company has one patent on certain aspects of the transmitter technology used in its products. Accucore, AccuLink, AccuNet, OpenNet, SiteLink, Vital Access, Enterprise-wide monitoring, Networked Monitoring and VitalCom are trademarks of the Company. The Company cannot assure that any of its proprietary products or technologies can be patented, that any issued patent will provide the Company with any competitive advantages or will not be challenged by third parties, or that the patents of others will not have an adverse effect on the Company's ability to do business. Certain of the Company's OEM products include 900 MHz transmission technology licensed pursuant to a fully paid, five-year agreement expiring January 1, 2001 with a third-party. Despite the Company's efforts to protect its proprietary rights, unauthorized parties might attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Restricting unauthorized use of the Company's products is difficult, and although the Company is unable to determine the extent to which unauthorized copying of its software products exists, such copying could be a potential problem. The Company believes, however, that it leads its competitors in certain technological developments, and that this lead affords it protection due in part to regulatory requirements related to technological advances. Nevertheless, the Company cannot assure that its protective measures for proprietary rights will be adequate or that the Company's competitors will not independently develop similar or superior technology, duplicate the Company's products or otherwise circumvent its intellectual property rights.

COMPETITION

     The Company's Enterprise-wide monitoring systems compete with systems offered by a number of competitors, including Hewlett-Packard Company, SpaceLabs, Inc. and General Electric Company, substan-tially all of which have significantly greater financial, technical, research and development and marketing resources than the Company. In addition, many of these competitors have long-standing relationships with acute care hospitals and IHDNs. Furthermore, consolidation in the healthcare industry and the emergence of IHDNs has resulted in larger healthcare providers that consolidate their purchasing with a small number of preferred vendors with whom they have had long-standing relationships. There can be no assurance that the Company will be able to sell to such hospitals or IHDNs or that the Company will be able to compete successfully with such vendors, and any inability to do so would have a material adverse effect on the Company's business, operating results and financial condition.

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

     In addition, the Company may in the future elect to incorporate in its OEM products the hardware and software for larger networks and expand the number of OEM customers with the hardware and software required for real-time redistribution of information to Remote Viewing Stations for use in specialty departments of hospitals for which the Company's OEM customers design and sell their products. Although the Company believes that its OEM customers would not compete with its Enterprise-wide monitoring systems because the Enterprise-wide monitoring systems are sold to hospitals and IHDNs who elect to install larger, more dispersed systems, the Company could face competition with its OEM customers to the extent hospitals forego purchasing the Company's facility-wide Enterprise-wide monitoring systems for the smaller departmental systems of its OEM customers.

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

     Generally, before a new medical device can be introduced into the market in the United States, the manufacturer or distributor must obtain FDA clearance by filing a 510(k) premarket notification or obtaining approval of a premarket approval ("PMA") application. If a medical device manufacturer or distributor can establish that a device is "substantially equivalent" to a legally marketed device for which the FDA has not called for PMA's, the manufacturer or distributor may seek clearance from the FDA to market the device by filing a 510(k) premarket notification. The 510(k) premarket notification may need to be supported by appropriate data establishing the claim of substantial equivalence to the satisfaction of the FDA.

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

     The Company's RF transmitter devices are subject to regulation by the Federal Communication Commission ("FCC"), and applicable approvals must be obtained before shipment of such products. The Company believes that all of its products designated for sale in the United States meet applicable Federal Communications Commission (FCC) regulations, including US FCC Part 15 for electromagnetic emissions. The FCC approval process starts with the collection of test data that demonstrates that a product meets the requirements stated in
Part 15 of the FCC regulations. This data is then included as part of a report and application that is submitted to the FCC requesting approval. The FCC may grant or request additional information or withhold approval. Any failure of the Company's products to conform to governmental regulations or any delay or failure to obtain required FCC approvals in the future, if any, could cause the delay or loss of sales of the Company's products and therefore have a material adverse effect on the Company's business, financial condition and result of operations.

     The Company's proprietary communication products transmit real-time physiologic information from the patient to the central surveillance station. These communication products currently operate in three radio bands: VHF (174 MHz to 216 MHz, shared with TV channels 7 - 13); UHF (450 MHz to 470 MHz, shared with land mobile users); and the 900 MHz radio band (902 MHz to 928 MHz licensed for Spread Spectrum operation). The majority of the Company's RF products use the vacant television frequencies in the VHF band. The FCC is requiring all television stations to implement digital broadcasting transmission for High Definition Television (HDTV). Major metropolitan areas were required to implement HDTV by December 31, 1998 and other markets will be required to implement by December 31, 2006. In order to implement HDTV the FCC has granted each TV channel an additional 6 MHz channel for digital broadcasting until the transition period ends, at which time the broadcaster would return one of the two channels. As TV stations use the additional 6 MHz channel for the digital broadcasting transition, which may take years, they may overlap into the radio spectrum which has been used for medical RF applications. Customers of the Company's lower power RF communication products may begin seeing more interference in the future. This interference may result in the Company's hospital biomedical personnel having to re-tune the Company's RF transmitters to other channels in order to reduce interference. In the event of high interference the Company's customers may need to purchase equipment to transmit in the UHF frequency range. In 1998 the FCC expanded the usable UHF frequencies for medical RF from the licensed 450 MHz to 470 MHz band to the previously unlicensed 470 MHz to 668 MHz frequency range. With VHF frequency ranges available for medical RF use potentially becoming more limited and the UHF frequency ranges expanding, the Company's competitors who have historically focused their RF products in what was the more limited UHF band, may now have a competitive advantage as compared to the Company, until such time as the Company expands its UHF RF product offerings. Any such competitive advantage of the Company's competitors and any additional development costs associated with expanding the Company's UHF RF product offerings could have a material adverse effect on the Company's business, operating results and financial condition. Additionally, future regulatory changes could significantly affect the Company's operations by diverting the Company's development efforts, making current products obsolete or increasing the opportunity for additional competition which could have a material adverse effect on the Company's business, operating results and financial condition.

     During 1998 the Company joined a task force created by the American Hospital Association (AHA) and the FDA called the Medical Telemetry Task Force (the "Task Force") along with other medical RF users, organizations, and vendors, including its competitors. The purpose of the Task Force is to respond to potential interference problems from HDTV, land mobile users and low power television to wireless patient monitoring devices. The Task Force's mission is to identify protected spectrum candidates for future medical telemetry use, evaluate use and make recommendations to the FCC. As such the Task Force will petition the FCC to license the UHF 608 MHz to 614 MHz band, currently reserved for radio astronomy, for medical use. It is anticipated that the Task Force will submit its petition during the first half of 1999, with proposed rule making and public commentary to follow. The Task Force will ask the FCC to expedite licensing for medical RF applications in the 608 MHz to 614 MHz band. In the event the FCC approves this license, which the Company believes is probable, the Company may be at a disadvantage in the marketplace if one or some of its competitors develop and introduce RF products in this new band before the Company introduces products in the new band, resulting in lost or delayed revenues. In addition, the costs of developing RF transmitter and receiver products in this new band could be expensive or divert research and development resources from other projects resulting in higher costs and delayed projects. Any such competitive advantage of the Company's competitors and any additional development costs associated with expanding the Company's UHF RF product offerings could have a material adverse effect on the Company's business, operating results and financial condition. Additionally, future regulatory changes could significantly affect the Company's operations by diverting the Company's development efforts, making current products obsolete or increasing the opportunity for additional competition which could have a material adverse effect on the Company's business, operating results and financial condition.

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

EMPLOYEES

     As of December 31, 1998, the Company had approximately 139 full-time employees, of which 35 were in customer service, marketing and sales, 34 were in research and development, 56 were in manufacturing, quality assurance and regulatory affairs and 14 were in administration. None of the Company's employees is covered by a collective bargaining agreement, the Company has experienced no work stoppages and VitalCom believes that its relationship with its employees is good.

ITEM 2. PROPERTIES

PROPERTIES

     The Company occupies approximately 37,000 square feet of space at its headquarters in Tustin, California under a lease expiring in October 2001, with an option to extend through October 2006. The Company believes that this facility will be adequate to satisfy its anticipated business requirements.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Market and Market Price for Common Stock. VitalCom Inc. common stock, $0.0001 par value per share, is traded over the counter under the symbol VCOM and is an authorized security for quotation on the Nasdaq National Market ("Nasdaq").

     The market prices of a share of VitalCom Inc. common stock are set forth below. The prices reflect the high and low trading prices for each quarter and the year ended December 31, 1998, since the Company's initial public offering in February 1996, as reported by Nasdaq.

                                          THREE MONTHS ENDED                   YEAR ENDED     YEAR ENDED     YEAR ENDED
                            -----------------------------------------------   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                            MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31       1996           1997           1998
                            --------   -------   ------------   -----------   ------------   ------------   ------------
1996
  High....................  $20.000    $23.250     $16.813        $6.000        $23.250
  Low.....................   12.625     12.875       4.375         5.125          4.375
1997
  High....................    5.750      5.625       5.063         5.563                        $5.750
  Low.....................    4.375      4.500       4.000         3.875                         3.875
1998
  High....................    5.000      4.500       4.000         3.063                                       $5.000
  Low.....................    4.063      3.000       2.375         1.500                                        1.500
1999
  High (through
    3/19/99)..............    3.000
  Low (through 3/19/99)...    1.500

     Holders. The approximate number of holders of record of VitalCom Inc. common stock, as recorded on the books of VitalCom's Registrar and Transfer Agent, as of March 19, 1999 was 42.

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

UNREGISTERED SALES OF THE REGISTRANT'S EQUITY SECURITIES DURING LAST FISCAL YEAR

     The Note Purchase Agreement. In July 1998, the Company issued an aggregate of 10,000 shares of its Common Stock, $.0001 par value, to a consultant of the Company for a purchase price of $3.06 per share. The aggregate purchase price was paid in cash in the amount of $10 with the balance of $30,600 paid through the issuance of a non-recourse promissory note secured by a pledge of the shares to the Company. The issuance of the shares was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering. In addition, the recipient of the shares in the transaction represented their intention to acquire the shares for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificate issued in the transaction.

     Common Stock Contributions to 401(k) Plan. On the last day of each quarter in 1998, the Company issued 18,535, 21,328, and 33,609 shares of Common Stock to employees as a matching contribution to the 401(k) plan. At December 31, 1998 the Company was obligated to issue 27,057 shares of Common Stock to employees as a matching contribution to the 401(k) Plan for the fourth quarter of 1998. This stock match was made in the first quarter of 1999.

ITEM 6. SELECTED FINANCIAL DATA

     The selected consolidated financial data set forth below for the periods and the dates indicated and summary consolidated financial data are derived from the audited financial statements of the Company. The statement of operations data for each of the three fiscal years to the period ended December 31, 1998, and the balance sheet data at December 31, 1997 and 1998, are derived from the audited financial statements and notes thereto, which are included elsewhere in this report, and are qualified by reference to such financial statements and notes related thereto. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and Notes thereto included elsewhere in this report.

                            SELECTED FINANCIAL DATA

     The following information should be read in conjunction with the financial statements and related notes.

                                                           YEAR ENDED DECEMBER 31,
                                               -----------------------------------------------
                                                1994      1995      1996      1997      1998
                                               -------   -------   -------   -------   -------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
  Revenue....................................  $17,092   $23,964   $18,372   $21,794   $20,859
                                               -------   -------   -------   -------   -------
  Cost of sales..............................    7,956    10,299     9,680    11,477     9,561
                                               -------   -------   -------   -------   -------
  Gross profit...............................    9,136    13,665     8,692    10,317    11,297
                                               -------   -------   -------   -------   -------
  Operating expenses:
     Sales and marketing.....................    3,643     6,442     9,515     8,562     6,794
     Research and development................    1,852     2,673     5,434     4,816     4,698
     General and administrative..............    1,072     1,644     2,507     2,536     2,159
     Restructuring charges...................                          481
                                               -------   -------   -------   -------   -------
          Total operating expenses...........    6,567    10,759    17,937    15,914    13,651
                                               -------   -------   -------   -------   -------
Operating income (loss)......................    2,569     2,906    (9,245)   (5,597)   (2,353)
                                               -------   -------   -------   -------   -------
Other income (expense), net..................     (174)     (130)      975       973       890
                                               -------   -------   -------   -------   -------
Income (loss) before provision (benefit) for
  income taxes...............................    2,395     2,776    (8,270)   (4,624)   (1,463)
Provision (benefit) for income taxes.........      971     1,193    (1,902)       26        25
                                               -------   -------   -------   -------   -------
Net income (loss)............................  $ 1,424   $ 1,583   $(6,368)  $(4,650)  $(1,488)
                                               =======   =======   =======   =======   =======
Net income (loss) per basic common
  share(1)...................................            $  0.30   $ (0.90)  $ (0.58)  $ (0.18)
                                                         =======   =======   =======   =======
Net income (loss) per diluted common
  share(1)...................................            $  0.28   $ (0.90)  $ (0.58)  $ (0.18)
                                                         =======   =======   =======   =======
Weighted average basic common shares(1)......              5,313     7,084     8,001     8,148
                                                         -------   -------   -------   -------
Weighted average diluted common shares(1)....              5,671     7,084     8,001     8,148
                                                         =======   =======   =======   =======

                                                                DECEMBER 31,
                                               -----------------------------------------------
                                                1994      1995      1996      1997      1998
                                               -------   -------   -------   -------   -------
                                                               (IN THOUSANDS)
BALANCE SHEET DATA:
  Cash equivalents and short-term
     investments.............................  $ 1,223   $ 2,164   $20,120   $18,157   $15,830
  Working capital............................    3,009     6,236    23,980    19,965    19,249
  Total assets...............................    7,998    13,353    31,921    26,708    24,223
  Long-term debt, excluding current
     portion.................................    1,542     1,042        82        60        32
  Total stockholders' equity (deficit).......   (3,606)   (2,973)   26,973    22,521    21,462

---------------
(1) See Note 1 of the Notes to the Financial Statements for a description of shares used in calculating net income (loss) per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements contained in this Annual Report on Form 10-K, including the information set forth in Part I, Item 1 -- Business, this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may vary substantially from these forward-looking statements for many reasons, including but not limited to those set forth in "Management's Discussion and Analysis of Financial Condition and Result of Operations -- Risk Factors". Additional information is available in the Company's reports and other documents filed with the Securities and Exchange Commission.

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

     Revenues from sales of Enterprise-wide monitoring systems sold by the Company's direct sales force are recognized upon shipment. The sales cycle for Enterprise-wide monitoring systems has typically been from nine to 18 months. The Company has experienced seasonal variations in sales of its Enterprise-wide monitoring systems, with sales in the first quarter typically lower than the preceding fourth quarter's sales due to customer budget cycles and sales remaining relatively flat during the third quarter. Furthermore, a large percentage of a particular quarter's shipments of Enterprise-wide monitoring systems has historically been booked in the last weeks of the quarter.

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

     To date, the Company has not capitalized software development expenses. However, the development of new products or the enhancement of existing products may require capitalization of such expenses in the future. See Note 1 of the Notes to the Financial Statements.

ANNUAL RESULTS OF OPERATIONS

     The following table sets forth the percentage of total revenues represented by certain statements of operations data for the periods indicated:

                                                      YEAR ENDED DECEMBER 31,
                                                      -----------------------
                                                      1996     1997     1998
                                                      -----    -----    -----
Revenue.............................................  100.0%   100.0%   100.0%
                                                      -----    -----    -----
Cost of sales.......................................   52.7     52.7     45.8
                                                      -----    -----    -----
Gross profit........................................   47.3     47.3     54.2
                                                      -----    -----    -----
Operating expenses:
  Sales and marketing...............................   51.8     39.3     32.6
  Research and development..........................   29.6     22.1     22.5
  General and administrative........................   13.6     11.6     10.3
  Restructuring charges.............................    2.6       --       --
                                                      -----    -----    -----
          Total operating expenses..................   97.6     73.0     65.4
                                                      -----    -----    -----
Operating loss......................................  (50.3)   (25.7)   (11.3)
Other income, net...................................    5.3      4.5      4.3
                                                      -----    -----    -----
Loss before provision (benefit) for income taxes....  (45.0)   (21.2)    (7.0)
Provision (benefit) for income taxes................  (10.4)    0.01     0.01
                                                      -----    -----    -----
Net loss............................................  (34.6)%  (21.3)%   (7.1)%
                                                      =====    =====    =====

COMPARISON OF THE YEARS ENDED 1998, 1997 AND 1996

     Total Revenues. Total revenues consist of revenue from sales of Enterprise-wide monitoring systems and OEM products, together with fees for installation and servicing of products. Total revenues decreased 4.3% to $20.9 million in 1998 from $21.8 million in 1997. Total revenues increased 18.6% to $21.8 million in 1997 from $18.4 million in 1996. Revenues from Enterprise-wide monitoring systems sales decreased 5.0% to $8.8 million in 1998 from $9.3 million in 1997. Revenues from Enterprise-wide monitoring systems sales increased 12.8% to $9.3 million in 1997 from $8.2 million in 1996. Revenues from OEM product sales decreased 3.7% to $12.1 million in 1998 from $12.5 million in 1997. Revenues from OEM product sales increased 19.6% to $12.5 million in 1997 from $10.2 million in 1996. The decrease in Enterprise-wide monitoring systems sales in 1998 was due to the continued difficulty the Company has experienced rebuilding its sales force and funnel of potential new business from the 1996 direct sales business development restructuring. Since the Enterprise-wide sales cycle can extend up to 18 months, the development of a mature and dependable funnel of new business takes time to develop, thus the Company was reliant upon its existing customer base for the majority of its 1998 Enterprise-wide monitoring systems revenues. The increase in sales of Enterprise-wide monitoring systems in 1997 reflects increases in sales from the Company's installed base who expanded their systems. The decrease in OEM product sales in 1998 reflects the reduction in sales to the Company's largest OEM customer, due to weaker demand in their departmental monitoring market. In 1997, OEM product sales increased from 1996 due to the increased market demand for central monitoring system solutions sold by the Company's two largest OEM customers.

     Gross Margins. Cost of goods sold generally includes material, direct labor, overhead and, for Enterprise-wide monitoring systems, installation expenses. Cost of sales decreased 16.7% to $9.6 million from $11.5 million in 1997, on a 4.3% decrease in revenues in 1998. Cost of sales increased 18.6% to $11.5 million in 1997 from $9.7 million in 1996, on a 18.6% revenue increase in 1997. Gross margins were 54.2%, 47.3% and 47.3% in 1998, 1997 and 1996, respectively. The increase in gross margin in 1998 as compared to 1997 was due to price decreases in material costs for personal computer and RF board assembly materials and reduced overhead costs for overtime, product liability insurance and warranty costs. Gross margin in 1997 was identical to 1996 as the absorption of fixed costs remained consistent from year to year.

     Sales and Marketing Expenses. Sales and marketing expenses include payroll, commissions and related personnel costs attributable to Enterprise-wide monitoring systems and OEM sales and marketing personnel, travel and entertainment expenses, and other promotional expenses. Sales and marketing expenses decreased 20.7%, to $6.8 million in 1998 from $8.6 million in 1997. Sales and marketing expenses decreased 10.0% to $8.6 million in 1997 from $9.5 million in 1996. The decrease in sales and marketing expenses in 1998 from 1997 was due to lower salaries and commission expenses associated with the reduction in sales personnel, lower travel expenses and a reduction in marketing and promotion costs. The decrease in sales and marketing expenses in 1997 was primarily attributable to a decrease in customer relations expenses as 1996 expenses included voluntary upgrades to selected Enterprise-wide monitoring systems customers to provide an upgrade path for future expansion and sales to these customers.

     Research and Development Expenses. Research and development expenses include payroll and related costs attributable to research and development personnel, prototyping expenses and other costs. Research and development expenses decreased 2.4% to $4.7 million in 1998 from $4.8 million in 1997. Research and development expenses decreased 11.4% to $4.8 million in 1997 from $5.4 million in 1996. Research and development expenses decreased in 1998 from 1997 due to lower salary expenses associated with the lower headcount in 1998. Research and development expenses decreased in 1997 from 1996 due primarily to a lower number of research and development personnel and reduced spending for prototype and test equipment.

     General and Administrative Expenses. General and administrative expenses include accounting, finance, MIS, human resources, general administration, executive officers and professional fee expenses. General and administrative expenses decreased 14.9% to $2.2 million in 1998 from $2.5 million in 1997. General and administrative expenses increased 1.1% to $2.5 million in 1997 from $2.5 million in 1996. The decrease in spending in 1998 in comparison to 1997 was primarily due to the reduction in legal and professional fees. The slight increase in spending in 1997 as compared to 1996 is attributable to headcount increases and related recruiting and relocation expenses.

     Other Income, Net. Other income, net consists primarily of interest income earned on proceeds from the Company's initial public offering, net of payments made in respect of outstanding indebtedness. Other income, net, in 1998 decreased to $889,621 in income as compared to income of $972,968 in 1997. This decrease was due to lower income derived from the short-term investments in comparison to the prior year. Other income, net in 1997 decreased slightly to $972,968 in income as compared to income of $975,341 in 1996.

     Provision (Benefit) for Income Taxes. The Company paid minimal state taxes in 1998 and 1997 due to its net loss position. In 1996 the Company recognized a benefit for the amount of refundable federal taxes of $2.7 million as a result of the carryback of its net operating loss, offset by the establishment of a valuation allowance of $748,000 against previously deferred tax assets, for a net tax benefit of $1.9 million. The Company's utilization of its credit carryforwards depends upon future income and may be subject to an annual limitation, required by the Internal Revenue Code of 1986 and similar state provisions (see Note 9 of the Notes to the Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations (including capital expenditures) through net proceeds from the Company's February 1996 initial public offering, cash and cash equivalent balances, a bank line of credit and long-term debt. During the year ended December 31, 1996 the Company issued 2,300,000 shares of common stock in its February 1996 initial public offering, raising $25.6 million, net of expenses. At December 31, 1998, the Company had $15.8 million in cash, cash equivalents and short-term investments as compared to $18.2 million at December 31, 1997.

     The Company used $2.2 million of cash for operating activities in 1998, compared to $1.7 million and $5.0 million in 1997 and 1996, respectively to fund the net losses in 1998, 1997 and 1996 of $1.5 million, $4.6 million and $6.4 million, respectively. Of the net cash used in operating activities in 1998, $842,163 was used for the increase in account receivables, $620,857 was used to pay down accrued liabilities, $393,168 was used for payroll and related costs and $210,797 was attributable to the reduction in the accrued warranty reserve. During 1998, uses of cash were partially offset by the $735,338 in non-cash adjustments provided by depreciation and amortization of fixed assets and intangible assets, $420,600 was provided by the reduction in inventories, and $259,985 in the non-cash adjustment provided by the equity contribution to the 401(k) plan.

The 1997 net loss of $4.6 million and the $1.6 million increase in accounts receivable was partially offset by decreases in inventories and income tax receivable of $1.4 million and $2.9 million, respectively. The 1996 use of cash was due to a net loss of $6.4 million, a $2.9 million increase in income tax receivable and the $1.7 million increase in inventories was partially offset by the $4.4 million decrease in account receivables, $751,127 decrease in deferred income taxes and $699,676 increase in accrued liabilities.

     The Company provided $347,293 in investing activities in 1998 of which $630,787 was cash provided by short-term investments, compared to $6.4 million and $1.4 million in cash used in investing activities in 1997 and 1996, respectively. Cash used for investing activities in 1998 and 1997 was for the purchase of capital expenditures and net purchases of short-term investments. Cash used in 1996 was primarily for purchases of capital expenditures.

     The Company generated $144,949 of cash from financial activities in 1998, $176,691 in 1997, and $24.4 million in 1996. The primary source of cash from financing activities in 1998 and 1997 was the net proceeds of cash from the issuance of common stock and its employee stock purchase plan in the amounts of $169,813 and $198,189, respectively. The primary source of cash from financing activities in 1996 was the sale of 2,300,000 shares of common stock in the Company's initial public offering which the Company received approximately $25.6 million in net proceeds.

     At December 31, 1998, the Company's principal sources of liquidity consisted of $15.8 million of cash, cash equivalents and short-term investments, and $5.0 million of available credit facilities. In December 1998, the Company renewed a secured lending arrangement (the "Agreement") with Silicon Valley Bank, providing for a $5.0 million revolving line of credit agreement bearing interest at either the bank's prime rate or LIBOR interbank market rate, as selected by the Company. The bank does not have security interest in any of the Company's assets until the Company is borrowing under the line of credit. The Agreement expires in December 1999. At December 31, 1998, there were no borrowings outstanding under the Agreement and the Company was in compliance with all covenants. The financial covenants requires that the Company maintain a quick assets ratio of not less than 1.75 to 1, maintain tangible net worth of not less than $18,000,000, maintain a ratio of total liabilities to tangible net worth of not more than .75 to 1 and not incur a net loss (after taxes) for the fiscal year ending December 31, 1998 in excess of $3,250,000; nor incur a net loss (after taxes) for the fiscal year ending December 31, 1999 in excess of $2,000,000. As such, the bank held no security interest in any of the Company's assets (see Note 3 of the Notes to the Financial Statements).

     The Company's principal commitment at December 31, 1998 consisted of a lease on its office and manufacturing facility. The Company expects to spend approximately $1.0 million for capital expenditures during 1999.

     The Company believes that existing cash resources, cash flows from operations, if any, and line of credit facilities will be sufficient to fund the Company's operations for at least the next twelve months.

     Year 2000 Computer Systems Compliance. Many computer systems, software, and electronic equipment accept only two-digit entries in the date code field. Therefore "00" for the year 2000 could be interpreted to be the year 1900, resulting in an invalid date. These systems will need to be changed to distinguish 21st century dates. In addition, certain systems and products do not correctly process "leap year" dates. As a result, in the next 12 months, computer systems, software ("IT Systems"), and other equipment, such as elevators, phones, office equipment, and manufacturing equipment used by many companies may need to be upgraded, repaired, or replaced to comply with "Year 2000" and "leap year" requirements.

     The Company's Enterprise-wide monitoring systems and OEM central stations use a personal computer (PC) platform and include operating system, display, clinical analysis and networking software. The Company's research and development department has evaluated all Company Enterprise-wide monitoring products built and shipped on or after January 1, 1990. Test procedures included testing for (a) transition dates of December 31, 1999 to January 1, 2000 and December 31, 2000 to January 1, 2001; (b) leap year transition dates of February 28, 2000 to February 29, 2000 and February 29, 2000 to March 1, 2000; (c) a powered-down rollover test; (d) a powered-up rollover test; (e) a check of the date and time of history events and full disclosure on monitor displays; (f) alarms set and check for correct functioning after the transition dates and times and (f) verification for printouts for a three month period during the transition dates. The

Company tested a total of 111 hardware and software combinations. All products the Company is currently selling and installing are Y2K compliant. Of the 111 product combinations tested 40 combinations are compliant and Y2K certified, 35 are compliant with a simple workaround such as a power-down and power-up, 32 are not fully compliant, but which have relatively simple workarounds to provide a solution for the product to make it compliant, and 4 that are not compliant and have no workaround. All of the Company's Enterprise-wide monitoring customers have received a technical bulletin explaining the status of the Company's Y2K compliance requirements and applicable workarounds, if necessary. Recently the Company expanded its testing beyond the generally accepted Y2K criteria enumerated above to include testing for dates of January 1, 2001 and beyond. Preliminary tests indicate the Company's 486 based personal computer products that printed reports display an invalid date or a date two days prior to the actual date or event. The Company has just recently learned of this information and as such is continuing to test hardware and software combinations to determine the extent of year 2001 and beyond printing anomalies. The Company believes that it does not have any contractual obligation to update or replace any software or equipment for its customers at no charge. The Company's OEM customers are responsible for Y2K compliance and support for their end user customers. All of the Company's transmitters, receivers (RF products) and display monitors are year 2000 Compliant based on the fact that none of these devices contain a real time clock that would pose a Year 2000 date compliance issue.

     The Company has conducted an internal review of most of its internal systems, including inventory, manufacturing, planning, finance, human resources, payroll, automation, laboratory, and research systems. The systems affected by the Year 2000 problem are divided into eight categories including the Company's Enterprise-wide monitoring systems and OEM central stations discussed above. Business Computer Systems comprise any mainframe, midrange, or PC based computer system used in corporate operations. These systems generally involve application code provided by third-party vendors supported by internal staff. Technical Infrastructure are specific computer and process control software systems. End User Computing comprise the PC and server based office automation. Suppliers, Agents, and Service Providers comprise the software formulated by our suppliers, banks, utilities, and other suppliers. Manufacturing, Warehousing, Servicing Equipment comprise the equipment on our factory floor and warehouse areas that may be date dependent, especially micro-processor controlled devices. Environmental Operations in Plant, Offices and Other Sites comprise the Company's HVAC, security/access system, elevators, PBX, fire and alarm systems, and other systems of this nature. Dedicated Research and Development Test Facilities comprise controllers, devices, instruments etc. in the Company's test facilities.

     As part of the Company's review to assure compliance with Year 2000, the Company has formed a task force (the "Task Force") to oversee Year 2000 and leap year issues. The Task Force has reviewed all IT Systems and Non-IT Systems that have been determined not to be Year 2000 and leap year compliant and has identified and begun implementation of solutions to ensure such compliance. The Company has prioritized the remediation effort to fix critical business systems first, non-critical systems second, and cosmetic changes to reports and displays last. Key critical business systems, such as Financials (General Ledger, Purchasing, Accounts Payable, Accounts Receivable and Fixed Assets) and Material Requirements Planning, are currently 100% compliant. Remaining critical and non-critical business systems are expected to be completed by mid-1999 and cosmetic changes to reports and displays are anticipated to be completed in the fourth quarter of 1999. As part of contingency planning, the Company is developing procedures for those areas that are critical to its business. These plans will be designed to mitigate serious disruptions to the business beyond the end of 1999. The major efforts in contingency planning occurred in the last quarter of 1998 with the expectation that contingency plans will be in place by the end of the second quarter of 1999. Based on current plans and efforts to date, the Company does not anticipate that Year 2000 problems will have a material adverse effect on results of operations or financial condition.

     The Company has contacted its major customers, vendors, and service suppliers whose systems failures potentially could have a significant impact on the Company's operations to verify their Year 2000 readiness to determine potential exposure to Year 2000 issues. The Company has been informed by 75 percent of its major customers, vendors, and service suppliers that such suppliers will be Year 2000 compliant by the Year 2000. Failure of these third parties systems to timely achieve Year 2000 compliance could have a material adverse effect on the business, financial condition, results of operations and prospects of the Company. Year 2000 problems could affect many of the Company's production, distribution, plant equipment, financial and administrative operations. Systems critical to the business which have been identified as non-Year 2000 compliant are either being replaced or corrected through programming modifications.

     Remediation of problems discovered will be corrected through internal efforts, vendor upgrades, replacement, or decommissioning of obsolete systems and equipment. External and internal costs associated with these efforts are currently expected to be approximately $200,000. As of December 31, 1998, the Company had spent less than $20,000 on costs associated with the Year 2000 effort. The Company does not expect the costs relating to Year 2000 remediation to have a material effect on results of operations or financial condition.

     The Company has not determined the state of compliance of certain third-party suppliers of services such as phone companies, long distance carriers, financial institutions and electric companies. The failure of any one could severely disrupt the Company's ability to carry on its business as will as disrupt the business of the Company's customers.

     Failure to provide Year 2000 and leap year compliant business solutions to customers or to receive such business solutions from its suppliers could result in liability to the Company or otherwise have a material adverse effect on the Company's business, results of operations or financial condition. The Company could be affected through disruptions in the operation of the enterprises with which the Company interacts or from general widespread problems or an economic crisis resulting from non-compliant Year 2000 systems. Despite the Company's efforts to address the Year 2000 effect on its internal systems and business operations, such effect could result in a material disruption of its business or have a material adverse effect on the Company's business, financial condition or results of operations.

     Recent Accounting Pronouncements -- In June 1997, the FASB issued Statement of Financial Accounting Standard No. 130 (SFAS 130), Reporting Comprehensive Income, and No. 131 (SFAS 131), Disclosures About Segments of an Enterprise and Related Information. These statements are effective for fiscal years commencing after December 15, 1997. SFAS 130 establishes standards for the reporting and disclosure of comprehensive income (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS 131 establishes standards for the reporting of information about operating segments of a business and is reported in Note 5 of the Notes to the Financial Statements.

     In June 1998, the FASB released Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for derivatives used for hedging activities. It requires that all derivatives be recognized either as an asset or liability, and measures them at fair value. SFAS 133 is effective for all fiscal quarters for fiscal years beginning after June 15, 1999. The Company believes that the application of SFAS 133 will not have a material impact on the Company's financial statements.

     In October 1997, the American Institute of Certified Public Accountants issued SOP 97-2, Software Revenue Recognition, which supercedes SOP 91-1 and is effective for transactions entered into for fiscal years beginning after December 15, 1997. While some principles remain the same, there are several key differences between the two pronouncements, including accounting for multiple element arrangements. SOP 97-2 addresses revenue recognition from a conceptual level and does not specifically provide implementation guidance. Management believes the implementation of SOP 97-2 did not have a material effect on the Company's financial position or results of operations.

     In March 1998, the American Institute of Certified Public Accountants issued SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 provides guidance on accounting for the costs of computer software, developed or obtained for internal use and requires costs incurred in the application development stage (whether internal or external) to be capitalized. This SOP is applicable to all financial statements for fiscal years beginning after December 15, 1998. Management does not believe the implementation of SOP 98-1 will have a material effect on the Company's financial position or results of operations.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's financial instruments include cash and long-term debt. At December 31, 1998, the carrying values of the Company's financial instruments approximated their fair values based on current market prices and rates.

     It is the Company's policy not to enter into derivative financial instruments. The Company does not currently have any foreign currency exposure since it does not transact business in foreign currencies. Due to this, the Company does not have significant overall currency exposure at December 31, 1998.

EUROPEAN MONETARY UNION

     Within Europe, the European Economic and Monetary Union (the "EMU") introduced a new currency, the euro, on January 1, 1999. The new currency is in response to the EMU's policy of economic convergence to harmonize trade policy, eliminate business costs associated with currency exchange and to promote the free flow of capital, goods and services.

     On January 1, 1999, the participating countries adopted the euro as their local currency, initially available for currency trading on currency exchanges and non-cash transactions such as banking. The existing local currencies, or legacy currencies, will remain legal tender through January 1, 2002. Beginning on January 1, 2002, euro-denominated bills and coins will be issued for cash transactions. For a period of up to six months from this date, both legacy currencies and the euro will be legal tender. On or before July 1, 2002, the participating countries will withdraw all legacy currencies and exclusively use the euro.

     The Company's transactions are recorded in U.S. Dollars and the Company does not currently anticipate future transactions being recorded in the euro. Based on the lack of transactions recorded in the euro, the Company does not believe that the euro will have a material effect on the financial position, results of operations or cash flows of the Company. In addition, the Company has not incurred and does not expect to incur any significant costs from the continued implementation of the euro, including any currency risk, which could materially affect the Company's business, financial condition or results of operations.

     The Company has not experienced any significant operational disruptions to date and does not currently expect the continued implementation of the euro to cause any significant operational disruptions.

FORWARD LOOKING STATEMENTS

     Certain statements contained in this Annual Report on Form 10-K, including the information set forth in Part I, Item 1 -- Business, this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include those regarding the Company's ability to shorten stays in costly intensive care (ICU) and cardiac care (CCU) units, increase medical staff productivity, reduce costly patient transfers, leverage the use of existing equipment, improve facility utilization, healthcare providers changing operations and increasingly focusing on controlling the cost of delivering care, facilitating the implementation of telemedicine with the Company's SiteLink application, the Company's possible election in the future to incorporate in its OEM products the hardware and software for larger networks and expand to other OEM customers the ability for real-time redistribution of information to remote viewing stations, the Company's intention to expand its OpenNet application with interfaces to additional patient monitoring or ventilator devices, the Company's intent to make additional connections between its Enterprise-wide monitoring systems and other HCIS products and computerized patient records, the outcome of any regulatory development, the probable FCC licensing of a new band for medical telemetry and the Company's intent to develop RF products to operate in this new band, potential new products, rebuilding of the Company's funnel of potential new Enterprise-wide monitoring systems sales, sequential growth in Enterprise-wide monitoring systems sales, the Company's working capital position, the Company's estimated expenditures for Year 2000 compliance, the expected effect of Year 2000 compliance on the Company and the effect and timing of Year 2000 compliance on the Company's customers. Actual results may vary substantially from these foward-looking statements for many reasons, including but not limited to those set forth in "Management's Discussion and Analysis of Financial Condition and Result of Operations -- Risk Factors."

RISK FACTORS

     Dependence on Increased Market Acceptance of Enterprise-wide Monitoring Systems. In 1998, sales of the Company's Enterprise-wide systems decreased 5.0% to $8.8 million from $9.3 million in 1997. In 1997, sales of the Company's Enterprise-wide monitoring systems increased 12.8% to $9.3 million from $8.2 million in 1996. In 1996, sales of the Company's Enterprise-wide monitoring systems decreased 37.9% to $8.2 million from $13.1 million in 1995. Since 1995, the Company's sales levels for its Enterprise-wide monitoring systems has been lower than expected, which, together with investments and expense levels that are incurred based on the expectation of higher sales, has resulted in net losses in each year since 1995 and have had a material adverse effect on the Company's business, operating results and financial condition. If the Company is not successful in increasing sales levels of its Enterprise-wide monitoring systems in future periods, the Company's business, operating results and financial condition will continue to be materially adversely affected. In addition, although the Company's Enterprise-wide monitoring products have been installed in more than 100 hospitals, there is no assurance that the Company's products will achieve the hospital penetration necessary to increase sales.

     Fluctuations in Quarterly Results. The Company's quarterly operating results have fluctuated in the past and may fluctuate significantly from quarter to quarter in the future as a result of a number of factors, including, but not limited to the size and timing of orders; the length of the sales cycle; the Company's success in expanding its sales and marketing programs and the effects of changes in sales force alignment; the ability of the Company's customers to obtain budget allocations for the purchase of the Company's products; changes in pricing policies or price reductions by the Company or its competitors; mix of sales between Enterprise-wide monitoring systems and OEM products; the timing of new product announcements and introductions by the Company or its competitors; deferrals of customer orders in anticipation of new products or product enhancements; the Company's ability to develop, introduce and market new products and product enhancements; market acceptance of new products or product enhancements; the Company's ability to control costs; the availability of components; costs associated with responding to software "bugs" or errors; regulatory compliance and timing of regulatory clearances; changes in government regulations and other regulatory developments; and general economic factors.

     The Company's products are generally shipped as orders are received and, accordingly, the Company has historically operated with limited backlog. As a result, sales in any quarter are dependent on orders booked and shipped in that quarter and are not predictable with any degree of certainty. Further, a large percentage of any quarter's shipments have historically been booked in the last weeks of the quarter. In addition, a significant portion of the Company's expenses are relatively fixed, and the amount and timing of increases in such expenses are based in large part on the Company's expectations for future revenues. If revenues are below expectations in any given quarter, the adverse effect may be magnified by the Company's inability to maintain gross margins and to decrease spending to compensate for the revenue shortfall. This dynamic has contributed to the Company's net losses in the past. Further, the Company has sometimes experienced seasonal variations in operating results, with sales in the first quarter being lower than in the preceding fourth quarter's sales due to customer budget cycles and sales remaining relatively flat during the third quarter.

     Lengthy Sales Cycle. The decision by a healthcare provider to replace or substantially upgrade its clinical information systems typically involves a major commitment of capital and an extended review and approval process, and this review and approval process is becoming more complex, more financially oriented and increasingly subject to overall integration into the hospital's information systems planning. The sales cycle for the Company's Enterprise-wide monitoring systems has typically been nine to 18 months from initial contact to receipt of a purchase order. During this period, the Company expends substantial time, effort and funds preparing a contract proposal and negotiating a purchase order without any guarantee that the Company will complete the transaction. Any significant or ongoing failure to reach definitive agreements with customers has in the past and may in the future have a material adverse effect on the Company's business, operating results and financial condition.

     Possible Delisting of Securities from the Nasdaq National Market. The Company's Common Stock trades on the Nasdaq National Market. The Nasdaq National Market's continued listing standards require the Company to have (i) 750,000 share publicly held; (ii) a market value of publicly held shares of $5 million;
(iii) net tangible assets of at least $4 million; (iv) 400 shareholders of round lots; and (v) a minimum bid price of at least $1 per share. The Company believes that it currently does not meet item (ii) above, and it is possible that the Company could fall below other criteria in the future, particularly item (v) above. Accordingly, the Company may be subject to possible delisting procedures in the future from the Nasdaq National Market and this would adversely affect the ability or willingness of investors to purchase the Company's securities and therefore would severely adversely affect the market liquidity for the Company's securities.

     Competition. The Company's Enterprise-wide monitoring systems compete with systems offered by a number of competitors, including Hewlett-Packard Company, SpaceLabs, Inc. and General Electric Company, all of which have significantly greater financial, technical, research and development and marketing resources than the Company. In addition, many of these competitors have longstanding relationships with acute care hospitals and IHDNs. There can be no assurance that the Company will be able to sell to such hospitals or IHDNs or that the Company will be able to compete successfully with such vendors, and any inability to do so could have a material adverse effect on the Company's business, operating results and financial condition. While the Company is not aware of any competitive open system multi-parameter Enterprise-wide monitoring systems currently available, the Company's OpenNet applications may face significant competition in the future from HCIS providers, patient monitoring companies, life support device companies and general purpose data network providers. Such potential competitors may elect to enter this market and compete with the Company using significantly greater financial, technical, research and development and marketing resources than are available to the Company. In addition, the Company's success in selling its multi-parameter OpenNet networks to hospitals and IHDNs will depend to a large extent on its ability to interface with patient monitoring and life support devices of other vendors. Any action on the part of such other vendors to make such interfacing more difficult or impossible could have a material adverse effect on the Company's business, operating results and financial condition. The market for the Company's OEM products is also intensely competitive. The Company sells to a range of patient monitoring and life support device companies, many of which have significantly greater financial, technical, research and development and marketing resources than the Company. There can be no assurance that current OEM customers will not elect to design and manufacture patient monitoring and system components currently supplied by the Company or elect to contract with other OEM suppliers. Any such election by one or more of such companies could have a material adverse effect on the Company's business, operating results and financial condition.

     In addition, the Company may in the future elect to incorporate in its OEM products the hardware and software for larger networks and expand the number of OEM customers with the hardware and software required for real-time redistribution of information to Remote Viewing Stations for use in specialty departments of hospitals for which the Company's OEM customers design and sell their products. Although the Company believes that its OEM customers would not compete with its Enterprise-wide monitoring systems because the Enterprise-wide monitoring systems are sold to hospitals and IHDNs who elect to install larger, more dispersed systems, the Company could face competition with its OEM customers to the extent hospitals forego purchasing the Company's facility-wide Enterprise-wide monitoring systems for the smaller departmental systems of its OEM customers.

     Customer Concentration; Dependence on Departmental Products. The Company's OEM product sales, which represented approximately 55.6%, 53.7% and 57.9% of the Company's total net revenues in 1996, 1997 and 1998, respectively, have historically been to a small number of OEM customers. In 1997, Quinton Instrument Company ("Quinton") and Datascope Corporation ("Datascope") accounted for approximately 12.2% and 25.0%, respectively, of the Company's total revenues and in 1998 Quinton and Datascope accounted for approximately 19.7% and 22.6%, respectively, of the Company's total revenues. The loss of, or a reduction in sales to, any such OEM customer would have a material adverse effect on the Company's business, operating results and financial condition.

     Technological Change; Need to Develop New Products. Many aspects of the medical equipment industry are undergoing rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards. Historically, the Company derived substantially all of its revenue from sales of its Enterprise-wide monitoring systems and OEM products. The Company believes that as the market for these products matures, VitalCom's future success will depend upon its ability to develop and introduce on a timely basis new products and product enhancements that keep pace with technological developments and that address the increasingly sophisticated needs of acute care hospitals and IHDNs. In addition, the introduction of competing products embodying new technologies and the emergence of new industry standards could render the Company's existing products unmarketable or obsolete. If the Company is unable to develop and introduce product enhancements and new products in a timely and cost-effective manner in response to changing market conditions or customer requirements, or if the Company's new products or product enhancements, such as SiteLink, do not achieve market acceptance, the Company's business, operating results and financial condition will be materially adversely affected.

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

     The Company's proprietary radio frequency (RF) communication products transmit real-time physiologic information from the patient to the central surveillance station. These communication products currently operate in three radio bands: VHF (174 MHz to 216 MHz, shared with TV channels 7 - 13); UHF (450 MHz to 470 MHz, shared with land mobile users); and the 900 MHz radio band (902 MHz to 928 MHz licensed for Spread Spectrum operation). The majority of the Company's RF products use the vacant television frequencies in the VHF band. The FCC is requiring all television stations to implement digital broadcasting transmission for High Definition Television (HDTV). Major metropolitan areas were required to implement HDTV by December 31, 1998 and other markets will be required to implement by December 31, 2006. In order to implement HDTV the FCC has granted each TV channel an additional 6 MHz channel for digital broadcasting until the transition period ends, at which time the broadcaster would return one of the two channels. As TV stations use the additional 6 MHz channel for the digital broadcasting transition, which may take years, they may overlap into the radio spectrum which has been used for medical RF applications. Customers of the Company's lower power RF communication products may begin seeing more interference in the future. This interference may result in the Company's hospital biomedical personnel having to re-tune the Company's RF transmitters to other channels in order to reduce interference. In the event of high interference the Company's customers may need to purchase equipment to transmit in the UHF frequency range. In 1998 the FCC expanded the usable UHF frequencies for medical RF from the licensed 450 MHz to 470 MHz band to the previously unlicensed 470 MHz to 668 MHz frequency range. With VHF frequency ranges available for medical RF use potentially becoming more limited and the UHF frequency ranges expanding, the Company's competitors who have historically focused their RF products in what was the more limited UHF band, may now have a competitive advantage as compared to the Company, until such time as the Company expands its UHF RF product offerings. Any such competitive advantage of the Company's competitors and any additional development costs associated with expanding the Company's UHF RF product offerings could have a material adverse effect on the Company's business, operating results and financial condition.

     During 1998 the Company joined a task force created by the American Hospital Association (AHA) and the FDA called the Spectrum selection Workgroup Medical Telemetry Task Force (the "Task Force") along with several other medical RF users, including its competitors. The purpose of the Task Force is to respond to potential interference problems from HDTV, land mobile users and low power television to wireless patient monitoring devices. The Task Force's mission is to identify spectrum candidates for future medical telemetry use, evaluate use and make recommendations to the FCC. As such the Task Force has petitioned the FCC to license the UHF 608 MHz to 614 MHz band, currently reserved for radio astronomy, for medical use. It is anticipated that the Task Force will submit its petition during the first half of 1999, with proposed rule making and public commentary to follow. The Task Force will ask the FCC to expedite licensing for medical RF applications in the 608 MHz to 614 MHz band. In the event the FCC approves this license, which the Company believes is probable, the Company may be at a disadvantage in the marketplace if one or some of its competitors develop and introduce RF products in this new band before the Company introduces products in the new band, resulting in lost or delayed revenues. In addition, the costs of developing RF transmitter and receiver products in this new band could be expensive or divert research and development resources from other projects resulting in higher costs and delayed projects. Any such competitive advantage of the Company's competitors and any additional development costs associated with expanding the Company's UHF RF product offerings could have a material adverse effect on the Company's business, operating results and financial condition. Additionally, future regulatory changes could significantly affect the Company's operations by diverting the Company's development efforts, making current products obsolete or increasing the opportunity for additional competition which could have a material adverse effect on the Company's business, operating results and financial condition.

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

     Risk of Product Liability Claims. Certain of the Company's products provide applications that relate to patient physiologic status or other clinically critical information. Any failure by the Company's products to provide accurate and timely information could result in product liability and warranty claims against the Company by its customers or their patients. The Company maintains insurance against claims associated with the use of its products, but there can be no assurance that its insurance coverage would adequately cover any claim asserted against the Company. A successful claim brought against the Company in excess of its insurance coverage or outside the scope of the Company's insurance coverage could have a material adverse effect on the Company's business, operating results and financial condition. The Company in the past had to incur warranty expenditures for upgrades that had adverse expenses to the periods. Even unsuccessful claims could result in the expenditure of funds in litigation and diversion of management time and resources.

     Year 2000 Computer Systems Compliance. Many computer systems, software, and electronic equipment accept only two-digit entries in the date code field. Therefore "00" for the year 2000 could be interpreted to be the year 1900, resulting in an invalid date. These systems will need to be changed to distinguish 21st century dates. In addition, certain systems and products do not correctly process "leap year" dates. As a result, in the next 12 months, computer systems, software ("IT Systems"), and other equipment, such as elevators, phones, office equipment, and manufacturing equipment used by many companies may need to be upgraded, repaired, or replaced to comply with "Year 2000" and "leap year" requirements.

     The Company's Enterprise-wide monitoring systems and OEM central stations use a personal computer (PC) platform and include operating system, display, clinical analysis and networking software. The Company's research and development department has evaluated all Company Enterprise-wide monitoring products built and shipped on or after January 1, 1990. Test procedures included testing for (a) transition dates of December 31, 1999 to January 1, 2000 and December 31, 2000 to January 1, 2001; (b) leap year transition dates of February 28, 2000 to February 29, 2000 and February 29, 2000 to March 1, 2000; (c) a powered-down rollover test; (d) a powered-up rollover test; (e) a check of the date and time of history events and full disclosure on monitor displays; (f) alarms set and check for correct functioning after the transition dates and times and (f) verification for printouts for a three month period during the transition dates. The Company tested a total of 111 hardware and software combinations. All products the Company is currently selling and installing are Y2K compliant. Of the 111 product combinations tested 40 combinations are compliant and Y2K certified, 35 are compliant with a simple workaround such as a power-down and power-up, 32 are not fully compliant, but which have relatively simple workarounds to provide a solution for the product to make it compliant, and 4 that are not compliant and have no workaround. All of the Company's Enterprise-wide monitoring customers have received a technical bulletin explaining the status of the Company's Y2K compliance requirements and applicable workarounds, if necessary. Recently the Company expanded its testing beyond the generally accepted Y2K criteria enumerated above to include testing for dates of January 1, 2001 and beyond. Preliminary tests indicate the Company's 486 based personal computer products that printed reports display an invalid date or a date two days prior to the actual date or event. The Company has just recently learned of this information and as such is continuing to test hardware and software combinations to determine the extent of year 2001 and beyond printing anomalies. The Company believes that it does not have any contractual obligation to update or replace any software or equipment for its customers at no charge. The Company's OEM customers are responsible for Y2K compliance and support for their end user customers. All of the Company's transmitters, receivers (RF products) and display monitors are year 2000 Compliant based on the fact that none of these devices contain a real time clock that would pose a Year 2000 date compliance issue.

     The Company has conducted an internal review of most of its internal systems, including inventory, manufacturing, planning, finance, human resources, payroll, automation, laboratory, and research systems. The systems affected by the Year 2000 problem are divided into eight categories including the Company's Enterprise-wide monitoring systems and OEM central stations discussed above. Business Computer Systems comprise any mainframe, midrange, or PC based computer system used in corporate operations. These systems generally involve application code provided by third-party vendors supported by internal staff. Technical Infrastructure are specific computer and process control software systems. End User Computing comprise the PC and server based office automation. Suppliers, Agents, and Service Providers comprise the software formulated by our suppliers, banks, utilities, and other suppliers. Manufacturing, Warehousing, Servicing Equipment comprise the equipment on our factory floor and warehouse areas that may be date dependent, especially micro-processor controlled devices. Environmental Operations in Plant, Offices and Other Sites comprise the Company's HVAC, security/access system, elevators, PBX, fire and alarm systems, and other systems of this nature. Dedicated Research and Development Test Facilities comprise controllers, devices, instruments etc. in the Company's test facilities.

     As part of the Company's review to assure compliance with Year 2000, the Company has formed a task force (the "Task Force") to oversee Year 2000 and leap year issues. The Task Force has reviewed all IT Systems and Non-IT Systems that have been determined not to be Year 2000 and leap year compliant and has identified and begun implementation of solutions to ensure such compliance. The Company has prioritized the remediation effort to fix critical business systems first, non-critical systems second, and cosmetic changes to reports and displays last. Key critical business systems, such as Financials (General Ledger, Purchasing, Accounts Payable, Accounts Receivable and Fixed Assets) and Material Requirements Planning, are currently 100% compliant. Remaining critical and non-critical business systems are expected to be completed by mid-1999 and cosmetic changes to reports and displays are anticipated to be completed in the fourth quarter of 1999. As part of contingency planning, the Company is developing procedures for those areas that are critical to its business. These plans will be designed to mitigate serious disruptions to the business beyond the end of 1999. The major efforts in contingency planning occurred in the last quarter of 1998 with the expectation that contingency plans will be in place by the end of the second quarter of 1999. Based on current plans and efforts to date, the Company does not anticipate that Year 2000 problems will have a material adverse effect on results of operations or financial condition.

     The Company has contacted its major customers, vendors, and service suppliers whose systems failures potentially could have a significant impact on the Company's operations to verify their Year 2000 readiness to determine potential exposure to Year 2000 issues. The Company has been informed by 75 percent of its major customers, vendors, and service suppliers that such suppliers will be Year 2000 compliant by the Year 2000. Failure of these third parties systems to timely achieve Year 2000 compliance could have a material adverse effect on the business, financial condition, results of operations and prospects of the Company. Year 2000 problems could affect many of the Company's production, distribution, plant equipment, financial and administrative operations. Systems critical to the business which have been identified as non-Year 2000 compliant are either being replaced or corrected through programming modifications.

     Remediation of problems discovered will be corrected through internal efforts, vendor upgrades, replacement, or decommissioning of obsolete systems and equipment. External and internal costs associated with these efforts are currently expected to be approximately $200,000. As of December 31, 1998, the Company had spent less than $20,000 on costs associated with the Year 2000 effort. The Company does not expect the costs relating to Year 2000 remediation to have a material effect on results of operations or financial condition.

     The Company has not determined the state of compliance of certain third-party suppliers of services such as phone companies, long distance carriers, financial institutions and electric companies. The failure of any one could severely disrupt the Company's ability to carry on its business as will as disrupt the business of the Company's customers.

     Failure to provide Year 2000 and leap year compliant business solutions to customers or to receive such business solutions from its suppliers could result in liability to the Company or otherwise have a material adverse effect on the Company's business, results of operations or financial condition. The Company could be affected through disruptions in the operation of the enterprises with which the Company interacts or from general widespread problems or an economic crisis resulting from non-compliant Year 2000 systems. Despite the Company's efforts to address the Year 2000 effect on its internal systems and business operations, such effect could result in a material disruption of its business or have a material adverse effect on the Company's business, financial condition or results of operations.

     Dependence on Sole Source Components; Component, Assembly & Systems Obsolescence. Certain of the Company's products utilize components that are available in the short term only from a single or a limited number of sources, have been available only on an allocation basis in the past and could be in scarce supply again in the future. Any inability to obtain components in the amounts needed on a timely basis or at commercially reasonable prices could result in delays in product introductions, interruption in product shipments or increases in product costs, which could have a material adverse effect on the Company's business, operating results and financial condition until alternative sources could be developed or design and manufacturing changes could be completed. In addition, from time to time, certain components, subassemblies and systems used by the Company are discontinued by manufacturers, requiring the Company to replace the components, subassembly or system with an equivalent product or if no such equivalent can be identified to modify and re-validate the product design. Any inability to obtain such components on a timely basis or at commercially reasonable prices or to redesign the product in a timely manner could have a material adverse effect on the Company's business, operating results and financial condition until alternative sources could be developed or design and manufacturing changes could be completed.

     Risks Associated With Recent Management Changes. During 1997 and 1998, the Company has had a number of changes in its management team. Effective January 1, 1997, David L. Schlotterbeck stepped down as the Company's Chief Executive Officer, and Donald J. Judson, the Company's Chairman of the Board, assumed such responsibilities. In March 1997, the Company hired a new Vice President, Direct Sales and in July 1997 hired a new Vice President, Research and Development. In October 1997, the Company hired Frank T. Sample as its new President and Chief Executive Officer, with Mr. Judson stepping down as such. In July 1998, Stan Reese stepped down as the Company's Vice President, Research and Development and was replaced by Stephen Hannah in December 1998. In August 1998 David Clare stepped down as the Company's Vice President, Direct Sales and was replaced by Patric Wiesmann in March 1999. The addition of new senior management has involved increased salary levels which the Company anticipates will result in increased administrative expenses in future periods. Such management changes can also involve disruptions in the

Company's day-to-day operations, can interrupt continuity in customer relationships and create delays in sales cycles or product release schedules. Although the Company believes that its new senior management will be successful in improving the Company's business, operating results and financial condition, there can be no assurance that such changes will not have a material adverse effect on the Company's business, operating results and financial condition in future periods.

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

     Quantitative and Qualitative Disclosures About Market Risk. The Company's financial instruments include cash and long-term debt. At December 31, 1998, the carrying values of the Company's financial instruments approximated their fair values based on current market prices and rates.

     It is the Company's policy not to enter into derivative financial instruments. The Company does not currently have any significant foreign currency exposure since it does not transact business in foreign currencies. Due to this, the Company does not have significant overall currency exposure at December 31, 1998. The Company's market risk disclosures are not material and are therefore not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements are filed herewith and are listed under
Item 14 of Part IV of this report.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of VitalCom Inc.,

     We have audited the accompanying balance sheets of VitalCom Inc. the "Company" as of December 31, 1997 and 1998, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in Item 14a. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, such financial statements present fairly, in all material respects, the financial position of VitalCom Inc. at December 31, 1997 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP
Costa Mesa, California
February 12, 1999

                                 VITALCOM INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                  1997            1998
                                                              ------------    ------------
Current assets:
  Cash and cash equivalents.................................  $ 12,157,160    $ 10,460,810
  Short-term investments....................................     6,000,000       5,369,213
  Accounts receivable, net of allowance for doubtful
     accounts and returns of $270,213 and $350,147 in 1997
     and 1998...............................................     3,853,066       4,615,295
  Inventories (Note 2)......................................     1,812,499       1,391,899
  Prepaid expenses..........................................       269,462         140,647
                                                              ------------    ------------
          Total current assets..............................    24,092,187      21,977,864
Property:
  Machinery and equipment...................................     1,464,903       1,503,905
  Office furniture and computer equipment...................     2,044,083       2,200,732
  Leasehold improvements....................................        87,351         173,883
                                                              ------------    ------------
                                                                 3,596,337       3,878,520
  Less accumulated amortization and depreciation............    (1,659,939)     (2,223,301)
                                                              ------------    ------------
          Property, net.....................................     1,936,398       1,655,219
Other assets (Note 1).......................................        51,935         133,894
Goodwill, net (Note 1)......................................       627,549         455,573
                                                              ------------    ------------
          Total assets......................................  $ 26,708,069    $ 24,222,550
                                                              ============    ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $    585,744    $    429,987
  Accrued payroll and related costs.........................     1,198,055         804,887
  Accrued warranty costs....................................       968,245         757,448
  Accrued liabilities (Notes 6 and 7).......................     1,353,675         711,255
  Current portion of capital lease obligations (Note 4).....        21,120          24,990
                                                              ------------    ------------
          Total current liabilities.........................     4,126,839       2,728,567
Capital lease obligations, less current portion (Note 4)....        60,296          31,552
Commitments and contingencies (Note 4)
Redeemable preferred stock, $0.001 par value, 5,000,000
  shares authorized; no shares issued and outstanding at
  December 31, 1997 and 1998
Stockholders' equity (Notes 6 and 8):
  Common stock, including paid-in capital, $0.0001 par
     value; 25,000,000 shares authorized; 8,038,547 shares
     and 8,162,972 shares issued and outstanding at December
     31, 1997 and 1998, respectively........................    37,226,125      37,491,563
  Note receivable for common stock sales....................      (194,960)        (30,590)
  Accumulated deficit.......................................   (14,510,231)    (15,998,542)
                                                              ------------    ------------
          Total stockholders' equity........................    22,520,934      21,462,431
                                                              ------------    ------------
          Total liabilities and stockholders' equity........  $ 26,708,069    $ 24,222,550
                                                              ============    ============

                       See notes to financial statements.

                                 VITALCOM INC.

                            STATEMENTS OF OPERATIONS

                                                                  YEAR ENDED DECEMBER 31,
                                                          ---------------------------------------
                                                             1996          1997          1998
                                                          -----------   -----------   -----------
Revenues................................................  $18,372,415   $21,793,555   $20,858,926
Cost of sales...........................................    9,680,394    11,476,974     9,561,471
                                                          -----------   -----------   -----------
Gross profit............................................    8,692,021    10,316,581    11,297,455
Operating expenses:
  Sales and marketing...................................    9,515,482     8,562,095     6,793,879
  Research and development..............................    5,433,738     4,815,543     4,697,750
  General and administrative............................    2,506,980     2,535,586     2,158,558
  Restructuring charges (Note 10).......................      480,996
                                                          -----------   -----------   -----------
          Total operating expenses......................   17,937,196    15,913,224    13,650,187
                                                          -----------   -----------   -----------
Operating loss..........................................   (9,245,175)   (5,596,643)   (2,352,732)
Other income, net.......................................      975,341       972,968       889,621
                                                          -----------   -----------   -----------
Loss before (benefit) provision for income taxes........   (8,269,834)   (4,623,675)   (1,463,111)
(Benefit) provision for income taxes....................   (1,901,995)       26,190        25,200
                                                          -----------   -----------   -----------
Net loss................................................  $(6,367,839)  $(4,649,865)  $(1,488,311)
                                                          ===========   ===========   ===========
Net loss per basic and diluted common share.............  $     (0.90)  $     (0.58)  $     (0.18)
                                                          ===========   ===========   ===========
Weighted average basic and diluted common shares........    7,084,397     8,000,982     8,148,085
                                                          ===========   ===========   ===========

                       See notes to financial statements.

                                 VITALCOM INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                       COMMON STOCK                             NOTE             TOTAL
                                  -----------------------   ACCUMULATED    RECEIVABLE FOR    STOCKHOLDERS'
                                   SHARES       AMOUNT        DEFICIT       STOCK SALES     EQUITY (DEFICIT)
                                  ---------   -----------   ------------   --------------   ----------------
Balances, January 1, 1996.......  1,155,994   $   519,603   $ (3,492,527)                     $(2,972,924)
  Conversion of Series C and D
     preferred stock to common
     stock......................  4,419,629    10,348,486                                      10,348,486
  Stock issued to the public,
     net (Note 6)...............  2,300,000    25,633,607                                      25,633,607
  Stock options exercised.......     34,250        27,690                                          27,690
  Tax benefit related to stock
     options....................                  150,140                                         150,140
  Stock issued pursuant to
     employee stock purchase
     plan.......................     32,815       153,410                                         153,410
  Net loss......................                              (6,367,839)                      (6,367,839)
                                  ---------   -----------   ------------     ---------        -----------
Balances, December 31, 1996.....  7,942,688    36,832,936     (9,860,366)                      26,972,570
Stock options exercised.........      8,500         6,971                                           6,971
Note receivable for stock
  sales.........................     40,000       195,000                     (195,000)
Cash collections on note
  receivable....................                                                    40                 40
Stock issued pursuant to
  employee stock purchase
  plan..........................     47,359       191,218                                         191,218
Net loss........................                              (4,649,865)                      (4,649,865)
                                  ---------   -----------   ------------     ---------        -----------
Balances, December 31, 1997.....  8,038,547    37,226,125    (14,510,231)     (194,960)        22,520,934
Stock options exercised.........     28,250        24,549                                          24,549
Note receivable for stock
  sales.........................     10,000        30,600                      (30,600)
Cash collections on note
  receivable....................                                                    10                 10
Cancellation of note receivable
  for stock.....................    (40,000)     (194,960)                     194,960
Stock issued pursuant to
  employee stock purchase
  plan..........................     52,703       145,264                                         145,264
Stock issued pursuant to 401(k)
  plan employer match...........     73,472       259,985                                         259,985
Net loss........................                              (1,488,311)                      (1,488,311)
                                  ---------   -----------   ------------     ---------        -----------
Balances, December 31, 1998.....  8,162,972   $37,491,563   $(15,998,542)    $ (30,590)       $21,462,431
                                  =========   ===========   ============     =========        ===========

                       See notes to financial statements.

                                 VITALCOM INC.

                            STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31,
                                                          ---------------------------------------
                                                             1996          1997          1998
                                                          -----------   -----------   -----------
Cash flows used in operating activities:
  Net loss..............................................  $(6,367,839)  $(4,649,865)  $(1,488,311)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization......................      553,754       776,807       735,338
     Provision for doubtful accounts and sales
       returns..........................................     (330,123)       34,647        79,934
     Deferred income taxes..............................      751,127
     Common stock contribution to 401(k) plan...........                                  259,985
     Loss on disposal of property.......................       10,878        35,078         1,311
  Changes in operating assets and liabilities:
     Accounts receivable................................    4,429,984    (1,588,353)     (842,163)
     Inventories........................................   (1,711,122)    1,378,544       420,600
     Income tax receivable..............................   (2,874,276)    2,874,276
     Prepaid expenses...................................     (188,175)       91,810       128,815
     Other assets.......................................      128,600        88,166       (81,959)
     Accounts payable...................................      116,622      (500,228)     (155,757)
     Accrued payroll and related costs..................     (465,696)      322,711      (393,168)
     Accrued warranty costs.............................      349,019        16,864      (210,797)
     Income taxes payable...............................     (312,127)      228,294       (21,563)
     Accrued marketing commitments......................      198,451      (309,377)
     Accrued liabilities................................      699,676      (497,897)     (620,857)
                                                          -----------   -----------   -----------
     Net cash used in operating activities..............   (5,011,247)   (1,698,523)   (2,188,592)
  Cash flows from investing activities:
     Purchases of property and equipment................   (1,434,608)     (441,661)     (283,494)
     Purchases of short-term investments................                 (6,000,000)
     Proceeds from sale of short-term investments.......                                  630,787
     Proceeds from sale of property.....................        3,550           450
                                                          -----------   -----------   -----------
          Net cash (used in) provided by investing
            activities..................................   (1,431,058)   (6,441,211)      347,293
  Cash flows from financing activities:
     Repayment of long-term debt........................   (1,565,984)      (21,538)      (24,874)
     Cash collections on note receivable................                         40            10
     Net proceeds from issuance of preferred and common
       stock............................................   25,814,707       198,189       169,813
     Tax benefit related to stock options...............      150,140
                                                          -----------   -----------   -----------
          Net cash provided by financing activities.....   24,398,863       176,691       144,949
Net increase (decrease) in cash and cash equivalents....   17,956,558    (7,963,043)   (1,696,350)
Cash and cash equivalents, beginning of year............    2,163,645    20,120,203    12,157,160
                                                          -----------   -----------   -----------
Cash and cash equivalents, end of year..................  $20,120,203   $12,157,160   $10,460,810
                                                          ===========   ===========   ===========
Supplemental disclosures of cash flow information:
  Interest paid.........................................  $    69,259   $    31,382   $    12,136
                                                          ===========   ===========   ===========
  Income taxes paid.....................................  $   360,326   $    33,025   $    19,861
                                                          ===========   ===========   ===========
Supplemental schedule of noncash transactions:
  Notes receivable for stock sales......................                $   195,000   $    30,600
  Cancellation of note receivable for stock.............                              $   194,460

                       See notes to financial statements.

                                 VITALCOM INC.

                         NOTES TO FINANCIAL STATEMENTS

 1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     General and Nature of Operations -- VitalCom Inc. (the Company) provides radio communications products and computer networks that acquire, interpret and distribute real-time patient monitoring information. The Company's radio and computer networks acquire physiologic data generated by its own proprietary ECG monitors and other manufacturers' bedside equipment located throughout a healthcare facility. The Company's products are sold through a direct sales force to acute care hospitals and integrated healthcare delivery networks ("IHDNs") and on an Original Equipment Manufacturer ("OEM") basis to patient monitoring equipment manufacturers.

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

     Fair Value of Financial Instruments -- The Company's balance sheets include the following financial instruments: cash, accounts receivable, accounts payable, and accrued liabilities. The Company considers the carrying value of cash, accounts receivable, accounts payable, and accrued liabilities in the financial statements to approximate fair value for these financial instruments because of the relatively short period of time between origination of the instruments and their expected realization.

     Cash Equivalents -- Cash equivalents generally represent highly liquid investments purchased with an original maturity date of three months or less.

     Short-Term Investments -- The Company accounts for investments in debt and equity securities in accordance with Statement of Financial Accounting Standards No. 115 (SFAS 115), Accounting for Certain Investments in Debt and Equity Securities. SFAS 115 requires investment securities to be classified as trading, available for sale, or held to maturity. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the classification at each balance sheet date. As of December 31, 1998, all investments in the short-term investment portfolio are classified as available for sale. Investments classified as available for sale are required to be recorded at fair value and any temporary difference between an investment's cost and its fair value is recorded as a separate component of stockholders' equity. As of December 31, 1998, the fair value of investments approximates investment cost.

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

     Goodwill -- Goodwill represents the excess purchase cost over the net assets acquired and is amortized over 20 years using the straight-line method. The Company periodically evaluates the recoverability of goodwill based on a profitability analysis related to its product sales and has determined that there was no impairment of goodwill at December 31, 1998.

     Long-Lived Assets -- The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 (SFAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed. In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred and has determined that there was no impairment at December 31, 1998.

     Revenue Recognition -- Revenues from both Enterprise-wide monitoring(TM) systems and OEM products, which consist of both hardware and software, are recognized upon shipment if no significant vendor obligations remain and collection of the related receivable is probable. The Company accounts for insignificant vendor obligations and post-contract support at the time of product delivery by accruing such costs and recognizing them ratably on completion of performance. There is no right of return on sales. Revenues related to service contracts with customers, which are insignificant, are deferred and amortized over the terms of the contracts, generally one year.

     Software Development Costs -- Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs would be capitalized in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Because the Company believes that its current process for developing software is essentially completed concurrently with the establishment of technological feasibility, no costs are capitalized as of December 31, 1997 or 1998.

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

     Net Loss Per Share -- In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, Earnings Per Share (SFAS No. 128). This statement is effective for periods ending after December 15, 1997 and requires restatement of all prior periods. The Statement redefines earnings per share
(EPS) under generally accepted accounting principles, making EPS comparable to international standards. SFAS 128 requires dual presentation of Basic and Diluted EPS by entities with complex capital structures, replacing Primary and Fully diluted EPS under APB Opinion No. 15.

     Basic EPS excludes dilution from common stock equivalents and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from common stock equivalents, similar to fully diluted EPS, but uses only the average stock price during the period as part of the computation.

     The Company has adopted the provisions of SFAS 128 in the accompanying financial statements. Upon adoption of SFAS 128, the Company's basic loss per share for the years ended December 31, 1996 and 1997 were $(0.90) and $(0.58) respectively. Common stock equivalents are excluded from the calculation of diluted EPS in loss years, as the impact is antidilutive.

     Net Loss Applicable to Common Stockholders -- Net loss applicable to common stockholders represents net loss less preferred dividends and accretion attributable to preferred stock redemption value. See Note 6 of Notes to Financial Statements.

     Recent Accounting Pronouncements -- In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, and No. 131 (SFAS 131), Disclosures About Segments of an Enterprise and Related Information. These statements are effective for fiscal years commencing after December 15, 1997. SFAS 130 establishes standards for the reporting and disclosure of comprehensive income (revenues, expenses, gains and losses) in a full set of general purpose financial statements. For the year ended December 31, 1998, there was no difference between comprehensive income and amounts currently reported in the Company's financial statements. SFAS 131 establishes standards for the reporting of information about operating segments of a business and is reported in Note 5 of Notes to Financial Statements.

     In October 1997, the American Institute of Certified Public Accountants issued SOP 97-2, Software Revenue Recognition, which supercedes SOP 91-1 and is effective for transactions entered into for fiscal years beginning after December 15, 1997. While some principles remain the same, there are several key differences between the two pronouncements, including accounting for multiple element arrangements. SOP 97-2 addresses revenue recognition from a conceptual level and does not specifically provide implementation guidance. Management believes the implementation of SOP 97-2 did not have a material effect on the Company's financial position or results of operations.

     In March 1998, the American Institute of Certified Public Accountants issued SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and requires costs incurred in the application development stage (whether internal or external) to be capitalized. This SOP is applicable to all financial statements for fiscal years beginning after December 15, 1998. Management does not believe the implementation of SOP 98-1 will have a material effect on the Company's financial position or results of operations.

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

  Significant Concentrations.

     Customer Concentrations -- The Company's OEM revenues, which represented 55.6%, 53.7% and 57.9% of the Company's total revenues in 1996, 1997 and 1998 respectively, have historically been concentrated in a small number of OEM customers. Approximately 41.7%, 45.6% and 46.0% of 1996, 1997 and 1998 total revenues, respectively, were to three customers. The loss of, or a reduction in sales to, any such OEM customers would have a material adverse effect on the Company's business, operating results and financial condition. Further, sales of the Company's OEM products are dependent to a large extent upon the Company's OEM customers selling patient monitoring devices that include the Company's OEM products as necessary components. Any inability of such OEM customers to sell such systems, or any election by such OEM customers not to include the Company's products as components therein, could have a material adverse effect on the Company's business, operating results and financial condition.

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

 2. INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of the following at December 31:

                                                         1997          1998
                                                      ----------    ----------
Raw materials.......................................  $1,125,209    $  895,145
Work-in-process.....................................     110,227        47,156
Finished goods......................................     577,063       449,598
                                                      ----------    ----------
                                                      $1,812,499    $1,391,899
                                                      ==========    ==========

 3. REVOLVING LINE OF CREDIT

     In December 1998, the Company renewed a secured lending arrangement (the "Agreement") with Silicon Valley Bank, providing for a $5.0 million revolving line of credit agreement bearing interest at either the bank's prime rate or LIBOR interbank market rate, as selected by the Company. The bank does not have security interest in any of the Company's assets until the Company is borrowing under the line of credit. The Agreement expires in December 1999. At December 31, 1998, there were no borrowings outstanding under the Agreement and the Company was in compliance with all covenants. The financial covenants require that the Company maintain a quick assets ratio of not less than 1.75 to 1, maintain tangible net worth of not less than $18,000,000, maintain a ratio of total liabilities to tangible net worth of not more than .75 to 1 and not incur a net loss (after taxes) for the fiscal year ended December 31, 1998 in excess of $3,250,000; nor incur a net loss (after taxes) for the fiscal year ending December 31, 1999 in excess of $2,000,000. As such, the bank held no security interest in any of the Company's assets.

 4. COMMITMENTS AND CONTINGENCIES

     The Company leases its facilities and certain equipment under a noncancelable operating lease and a capital lease that expires at various dates through 2003.

     Future minimum rent under such leases is as follows:

                                                         CAPITAL     OPERATING
                YEAR ENDING DECEMBER 31                   LEASE        LEASE
                -----------------------                  --------    ---------
1999...................................................  $ 31,815    $265,860
2000...................................................    29,163     265,860
2001...................................................               180,600
2002...................................................                10,000
Thereafter.............................................                 7,560
                                                         --------    --------
                                                           60,978    $729,880
                                                                     ========
Less amount representing interest......................    (4,436)
                                                         --------
Present value of minimum lease payments................    56,542
Less current portion...................................   (24,990)
                                                         --------
Capital lease obligations due after one year...........  $ 31,552
                                                         ========

     Capital leases included in property at December 31, 1997 and 1998, net of accumulated depreciation, were approximately $93,548 and $74,687, respectively.

     The Company's rent expense was $340,127, $356,265 and $349,832 for the years ended December 31, 1996, 1997 and 1998, respectively.

 5. SEGMENT REPORTING

     Utilizing the management approach, the Company has broken down its business based upon sales through its two distribution channels. The Company does not allocate operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, segment information reported includes only net sales.

     Selected information regarding the Company's product sectors is as follows:

                                                       OEM        ENTERPRISE-WIDE
                                                    PRODUCTS         PRODUCTS
                                                   -----------    ---------------
Year ended December 31, 1996
  Net Sales......................................  $10,209,199      $8,163,216
Year ended December 31, 1997
  Net Sales......................................  $12,540,632      $9,252,923
Year ended December 31, 1998
  Net Sales......................................  $12,071,380      $8,787,546

 6. STOCKHOLDERS' EQUITY

     During the year ended December 31, 1996, the Company issued 2,300,000 shares of common stock in its initial public offering, raising approximately $25,633,607, net of expenses. Effective with the initial public offering, all 3,055,328 shares of the Company's Series C preferred stock and all 1,364,301 shares of Series D preferred stock converted to one share each of the Company's common stock. In addition, during the year ended December 31, 1996, the Company issued 32,815 shares of its common stock under its Employee Stock Purchase Plan and 34,250 shares of its common stock for exercises of stock options under the 1993 Stock Option Plan, for net proceeds of $153,410 and $27,690, respectively.

     During the year ended December 31, 1997, the Company issued 47,359 shares of its common stock under its Employee Stock Purchase Plan for net proceeds of $191,218, and 8,500 shares of its common stock for exercises of stock options under the 1993 Stock Option Plan for net proceeds of $6,971. The Company also issued 40,000 shares of its common stock, under interest bearing, non-recourse notes in the amount of $195,000 and received net proceeds of $40.

     During the year ended December 31, 1998, the Company issued 52,703 shares of its common stock under its Employee Stock Purchase Plan for net proceeds of $145,264; 73,472 shares of its common stock issued under the VitalCom Employee Stock 401(k) and Profit Sharing Plan for the employer match valued at $259,985 and 28,250 shares of its common stock for exercises of stock options under the 1993 Stock Option Plan for net proceeds of $24,549. During the year ended December 31, 1998, the Company also cancelled 40,000 shares of its common stock that were issued during 1997 under interest bearing, non-recourse notes for $195,000. The cancellations were due to the purchasers' forfeiting their right to purchase the shares. In addition, the Company also issued 10,000 shares of its common stock, under an interest-bearing, nonrecourse note in the amount of $30,600 and received net proceeds of $10 during 1998.

      7. 401(K) AND PROFIT-SHARING PLAN

     The Company has a contributory profit-sharing plan which covers substantially all of its employees. Effective July 1, 1993, the Company amended its profit-sharing plan to include a 401(k) provision (the "401(k) Plan"). The 401(k) provisions in the 401(k) Plan allow eligible employees to contribute up to 15% of their income on a tax-deferred basis, subject to IRS discrimination and maximum dollar deferral rules. The Company, at its sole election, may make matching contributions to the 401(k) Plan. The Board of Directors approved a discretionary employer matching contribution of $0.50 for each $1.00 the employee contributes on the first 12% of compensation deposited as elective contributions, subject to 401(k) Plan limitations and IRS regulations, for calendar years 1996, 1997 and 1998. The Company's matching contributions vest to employees at 25% per year for each full year of continuous service. The Company's 401(k) matching expense was $300,006, $255,016 and $356,006 for the years ended December 31, 1996, 1997 and 1998, respectively. For the years ended December 31, 1996 and 1997 the Company's employer matching contribution was made in cash. For the year ended December 31, 1998 the Company's employer matching contribution was made in the Company's common stock at the end of each calendar quarter (see Note 6 of Notes to Financial Statements). The employer matching contribution was made in fractional shares, carried to two decimal places, by dividing the employee's employer match by the fair market value of the Company's common stock as determined by the closing price on NASDAQ on the last trading day of each calendar quarter.

     The 401(k) Plan provides for an annual contribution to a self-directed employee trust in an amount to be determined by the Board of Directors, but limited to the amount allowable for income tax purposes. Employees may make annual contributions to the 401(k) Plan of not more than 10% of their annual compensation. The Company's contributions vest to the employees at 20% for the first two years and 20% per year for years three through six for each full year of continuous service, and are allocated based on employee compensation. The Company had no profit-sharing expense for the years ended December 31, 1996, 1997 and 1998.

 8. STOCK BASED COMPENSATION PLANS

     At December 31, 1998 the Company had three stock options plans and an employee stock purchase plan, which are described below. The Company accounts for these plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations (APB 25). In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation. As permitted by SFAS 123, the Company has chosen to continue to account for its stock-based compensation plans under APB 25 and provide the expanded disclosures specified in SFAS 123. No compensation expense has been recognized for its stock-based compensation plans.

     Had compensation cost been determined using the provisions of SFAS 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                               1996            1997            1998
                                            -----------     -----------     -----------
Net loss
  As reported.............................  $(6,367,838)    $(4,649,865)    $(1,488,311)
  Pro forma...............................   (6,567,038)     (5,109,243)     (2,728,095)
Net loss per basic and diluted share
  As reported.............................  $     (0.90)    $     (0.58)    $     (0.18)
  Pro forma...............................  $     (0.93)    $     (0.64)    $     (0.33)

     For purposes of estimating the compensation cost of the Company's option grants and employee stock purchase plan in accordance with SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in the years 1996, 1997 and 1998, respectively: expected volatility of 67%, 52% and 80%; risk free interest rate of 6.25%; and expected lives of 10 years for the 1993 Stock Option Plan and the 1996 Stock Option Plan.

     Effective September 22, 1993, the Company adopted the 1993 Stock Option Plan (the "Option Plan"), as amended, to permit the Company's personnel and directors of the Company to participate in ownership of the Company. The Option Plan is administered by a committee consisting of two or more non-employee directors of the Company. Each option agreement includes a provision requiring the optionee to consent to the terms of the Agreement. The Option Plan provides for the grant of incentive stock options under the applicable provisions of the Internal Revenue Code or nonqualified options. In October 1996, the Board of Directors approved non-officer employees holding outstanding options to purchase 45,400 Common Shares of the Company at exercise prices equal to or in excess of $12.87 to exchange such options for new options at $6.00 per share, with the new options having a vesting schedule that re-started on the date of the new option exchange grant. In November 1998, the Company's Board of Directors approved a proposal allowing the Company's employees and officers to surrender for cancellation any existing stock option grants and have a new stock option issued for the equivalent number of shares with one half at a new exercise price of $3.00 per share and the other half at a new exercise price of $4.00 per share. The new options vest over the Company's standard four year vesting period, with the vesting period starting six months later than the vesting commencement date of the surrendered option. A six month blackout period in which none of the new options could be exercised was also instituted. Mr. Sample, the Company's President and Chief Executive Officer is under a nine-month blackout period. A total of 447,763 options were cancelled with exercise prices ranging from $4.00 to $6.00 per share. Up to 2,339,885 shares of the Company's common stock were reserved for issuance under the Option Plan. The following table summarizes activity under the 1993 Option Plan, as amended.

                                                                                          NUMBER OF
                                 NUMBER OF                            WEIGHTED AVERAGE     OPTIONS
                                   SHARES        PRICE PER SHARE       EXERCISE PRICE    EXERCISABLE
                                 ----------    --------------------   ----------------   -----------
Balance, January 1, 1996.......     652,723    $ 0.60     -  $ 5.72        $ 4.74
  Granted......................     131,109      6.00     -   15.75         11.22
  Exercised....................     (34,250)     0.60     -    1.28          0.81
  Canceled.....................     (89,358)     0.60     -   15.75          9.09
                                 ----------
Balance, December 31, 1996.....     660,224      0.60     -   15.75          5.64          232,035
  Granted......................   1,263,937     3.875     -    5.50          4.64
  Exercised....................      (8,500)     0.60     -    1.28          0.82
  Canceled.....................    (310,808)     1.28     -   15.75          6.33
                                 ----------
Balance, December 31, 1997.....   1,604,853      0.60     -   15.75          4.74          292,017
  Granted......................   1,597,070     2.625     -   4.438          3.66
  Exercised....................     (28,250)     0.60     -    1.41          0.87
  Canceled.....................  (1,733,633)     1.28     -    6.00          4.60
                                 ----------
Balance, December 31, 1998.....   1,440,040    $ 0.60     -  $ 4.00        $ 3.46          325,958
                                 ==========

     At December 31, 1998, 777,268 options were available for grant under the 1993 Option Plan.

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

                                                                                      NUMBER OF
                                 NUMBER OF                       WEIGHTED AVERAGE      OPTIONS
                                  SHARES      PRICE PER SHARE     EXERCISE PRICE     EXERCISABLE
                                 ---------    ---------------    ----------------    -----------
Balance, January 1, 1996
  Granted......................    60,800      $5.50 - $6.00          $5.98
  Exercised
  Canceled.....................    (5,200)      5.50 -  6.00           6.00
                                  -------
Balance, December 31, 1996.....    55,600       5.50 -  6.00           5.98
  Granted......................    35,500               4.97           4.97
  Exercised
  Canceled.....................   (21,775)      4.97 -  6.00           5.77
                                  -------
Balance, December 31, 1997.....    69,325       4.97 -  6.00           5.52             9,675
  Granted......................    45,900       3.00 -  4.00           3.70
  Exercised
  Canceled.....................   (67,168)      4.97 -  6.00           4.70
                                  -------
Balance, December 31, 1998.....    48,057      $3.00 - $4.00          $3.46            17,816
                                  =======

     At December 31, 1998, 51,943 options were available for grant under the 1996 Plan.

     The weighted average fair market value of options granted under the 1993 Stock Option Plan and the 1996 Stock Option Plan in 1996, 1997 and 1998 was $14.77, $4.78 and $3.49 respectively.

     The following table summarizes information about stock options outstanding under the 1993 Stock Option Plan and the 1996 Stock Option Plan at December 31, 1998:

                                          OPTIONS OUTSTANDING
                          ---------------------------------------------------          OPTIONS EXERCISABLE
                                         WEIGHTED AVERAGE                        -------------------------------
                            NUMBER          REMAINING        WEIGHTED AVERAGE      NUMBER       WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES  OUTSTANDING    CONTRACTUAL LIFE     EXERCISE PRICE     EXERCISABLE     EXERCISE PRICE
------------------------  -----------    ----------------    ----------------    -----------    ----------------
$0.60 - $2.63.........        44,000        6.0 years             $0.92             37,500           $0.91
$3.00 - $4.00.........     1,399,784        9.2 years              3.38            264,287            3.50
$4.75 - $6.00.........        44,313        9.0 years              5.47             41,987            5.50
                           ---------                                               -------
                           1,488,097        9.1 years             $3.49            343,774           $3.46
                           =========                                               =======

     The Company has reserved an aggregate of 300,000 shares of Common Stock for issuance under its 1996 Employee Stock Purchase Plan (the "ESPP"). The ESPP was adopted by the Board of Directors in January 1996 and approved by the Company's stockholders prior to the consummation of the Company's initial public offering in February 1996. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended, and permits eligible employees of the Company to purchase Common Stock through payroll deductions of up to 10% of their compensation provided that no employee may purchase more than $25,000 worth of stock in any calendar year. The ESPP was implemented by an offering period commencing on February 14, 1996 and ending on the last business day in the period ending October 31, 1996. Each subsequent offering period (an "Offering Period") commences on the day following the end of the prior Offering Period and has a duration of six months. The price of Common Stock purchased under the ESPP will be 85% of the lower of the fair market value of the Common Stock on the first or last day of each offering period. The ESPP will expire in the year 2006. In the years ended December 31, 1996, 1997 and 1998 the Company issued 32,815, 47,359 and 52,703 shares of Common Stock, respectively under the ESPP for $153,410, $191,218 and $145,264 respectively. At December 31, 1998,
$23,396 had been withheld from employee earnings for stock purchases under the ESPP.

     For purposes of estimating the compensation cost of employees' rights under the ESPP in accordance with SFAS 123, the fair value of the purchase rights has been estimated using the Black-Scholes model with the following assumptions used for 1998; expected volatility of 113%; risk free interest rate of 6.25%; expected life of six months. The weighted-average fair value of those purchase rights granted in 1998 was $0.77.

     The Company has reserved an aggregate of 60,000 shares of Common Stock for issuance under its 1996 Director Option Plan (the "Director Plan"). The Director Plan was adopted by the Board of Directors in February 1996. The Director Plan provides for the grant of an option to purchase a number of shares of Common Stock (the "First Option") to be determined by the incumbent Board of Directors to each non-employee director who first becomes a non-employee director after the effective date of the Director Plan. Annually, each outside director shall automatically be granted an option to purchase 4,000 shares (a "Subsequent Option"), provided he or she is then a non-employee director and, as of such date, he or she shall have served on the Board for at least the preceding six months. Each non-employee director will be eligible to receive a Subsequent Option, regardless of whether such non-employee director was eligible to receive a First Option. First Options and each Subsequent Option will have a term of ten years. One-quarter of the shares subject to a First Option will vest one year after their date of grant and an additional one-quarter will vest at the end of each year thereafter, provided that the optionee continues to serve as a director on such dates. Similarly, one-quarter of the shares subject to a Subsequent Option will vest one year after the date of the option grant and an additional one-quarter will vest at the end of each year thereafter, provided that the optionee continues to serve as a director on such date. The exercise prices of the First Option and each Subsequent Option will be 100% of the fair market value per share of the Company's Common Stock on the date of the grant of the option. There was no activity in the Director Plan during the year ended December 31, 1996. At December 31, 1997 and 1998 there were no options outstanding and 60,000 shares available for issuance.

 9. INCOME TAXES

     The (benefit) provision for income taxes is as follows:

                                               YEAR ENDED DECEMBER 31,
                                      -----------------------------------------
                                         1996           1997           1998
                                      -----------    -----------    -----------
Current:
  Federal...........................  $(2,710,593)   $              $
  State.............................       31,904         26,190         25,200
                                      -----------    -----------    -----------
                                       (2,678,689)        26,190         25,200
                                      ===========    ===========    ===========
Deferred:
  Federal...........................       31,804     (1,861,315)      (804,805)
  State.............................     (782,931)       256,150       (304,624)
                                      -----------    -----------    -----------
                                         (751,127)    (1,605,165)    (1,109,429)
                                      -----------    -----------    -----------
Change in valuation allowance.......    1,527,821      1,605,165      1,109,429
                                      -----------    -----------    -----------
                                      $(1,901,995)   $    26,190    $    25,200
                                      ===========    ===========    ===========

     A reconciliation of the (benefit) provision for income taxes to the amount of income tax expense that would result from applying the federal statutory rate (35%) to income before provision for income taxes is as follows:

                                                      YEAR ENDED DECEMBER 31,
                                                      -----------------------
                                                      1996     1997     1998
                                                      -----    -----    -----
Income tax expense at statutory rate................  (35.0)%  (35.0)%  (35.0)%
State tax expense, net of federal benefit...........    1.4       .6      1.1
Research and development credits....................   (2.6)
Change in valuation allowance.......................   11.0     32.5     32.5
Other...............................................    2.2      2.5      3.1
                                                      -----    -----    -----
                                                      (23.0)%    0.6%     1.7%
                                                      =====    =====    =====

     Deferred tax assets and liabilities at December 31 are as follows:

                                         1996           1997           1998
                                      -----------    -----------    -----------
Current:
  Accrued compensation and related
     costs..........................  $   212,923    $   219,189    $   161,281
  Warranty reserves.................      411,948        414,796        324,491
  Sales returns and bad debt
     allowance......................      102,000        115,759        127,298
  Inventory reserves................      252,577        312,191        294,622
  Other.............................     (323,552)      (227,556)      (331,465)
                                      -----------    -----------    -----------
                                          655,896        834,379        576,227
Long-term:
  Amortization and depreciation.....     (108,693)       (82,569)      (170,558)
  Net operating loss carryforward...      558,567      1,760,657      2,591,947
  Tax credit carryforward...........      422,051        620,519      1,244,799
                                      -----------    -----------    -----------
                                          871,925      2,298,607      3,666,188
                                      -----------    -----------    -----------
Valuation allowance.................  $(1,527,821)   $(3,132,986)   $(4,242,415)
                                      -----------    -----------    -----------
                                      $              $              $
                                      ===========    ===========    ===========

     As of December 31, 1998, a valuation allowance of $4,242,415 has been provided based upon the Company's assessment of the future realizability of certain deferred tax assets, as it is more likely than not that sufficient taxable income will not be generated to realize these temporary differences.

     At December 31, 1998, the Company had federal and state net operating loss carryforwards of approximately $6.6 million and $3.9 million, respectively, which will begin expiring in the years 2013 and 2002, respectively. At December 31, 1998, the Company had tax credit carryforwards for federal and state purposes of $738,210 and $506,589 respectively, which will begin expiring in the years 2009 and 2012, respectively.

10. RESTRUCTURING CHARGES

     Restructuring charges of approximately $461,000 resulted from the Company's November 1996 restructuring of operations which include severance and other employee termination costs. The restructuring costs were all paid by September 24, 1997.

                                 VITALCOM INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                 BALANCE AT    CHARGED TO                   BALANCE
                                                 BEGINNING     COSTS AND                      END
                  DESCRIPTION                    OF PERIOD      EXPENSES     DEDUCTIONS    OF PERIOD
                  -----------                    ----------    ----------    ----------    ---------
Provision for Doubtful Accounts and Sales
  Returns:
  December 31, 1996............................   $565,689     $(330,123)                  $235,566
  December 31, 1997............................    235,566        34,647                    270,213
  December 31, 1998............................   $270,213     $  79,934                   $350,147

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with accountants on accounting or financial disclosure matters during the Company's two most recent fiscal years.

                                    PART III

     Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, portions of the information required by Part III of Form 10-K are incorporated by reference from the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 1998 Annual Meeting of Stockholders (the "Proxy Statement").

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning the directors of the Company appears in the Company's Proxy Statement under the caption "Election of Directors" and is incorporated herein by this reference

EXECUTIVE OFFICERS

     Set forth below is certain information as of February 27, 1999 with respect to each person who is an executive officer of the Company:

            NAME              AGE                      POSITION
            ----              ---                      --------
Frank T. Sample               53         President & Chief Executive Officer,
                                           Chairman of the Board
Warren J. Cawley              58         Vice President, Business Development
John R. Graham                53         Vice President, Corporate Alliances
Steve Hannah                  40         Vice President, Research &
                                           Development
Cheryl Isen                   38         Vice President, Corporate
                                           Communications
Shelley B. Thunen             46         Vice President, Finance, Chief
                                           Financial Officer and Corporate
                                           Secretary
Patric Wiesmann               37         Vice President, Sales

     Frank T. Sample, President and Chief Executive Officer, Chairman of the Board -- Mr. Sample has served as a Director of the Company and also has served as its President and Chief Executive Officer since October 1997. In February 1998, Mr. Sample was appointed Chairman of the Board. From August 1997 to October 1997, Mr. Sample served as Executive Vice President at IDX Systems Corporation, a leading provider of information technology to the healthcare industry. From December 1990 to July 1997, when PHAMIS, Inc. was merged into IDX Systems Corporation, he was President and Chief Executive Officer at PHAMIS, Inc., a provider of patient-centered medical record information systems. He is currently a Director of IDX Systems Corporation. Mr. Sample holds a B.B.A. in Business Administration from Cleveland State University.

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

     John R. Graham, Vice President Corporate Alliances -- Mr. Graham has served as Vice President, Corporate Alliances since January 1999 and Vice President, OEM Sales of the Company from 1989 through 1998. Prior to joining the Company in 1989, he acted as a consultant and held various positions at a number of healthcare organizations and technology-based companies, including serving as President and Chief Executive Officer of a medical device company. Mr. Graham holds an M.S. degree in Bioengineering from Columbia University and a B.S.E.E. degree from Northeastern University.

     Steve Hannah, Vice President, Research and Development -- Mr. Hannah joined the Company in December 1998 as Vice President, Research and Development. Prior to joining the Company, Mr. Hannah led Product Development, Systems Engineering at Sony Trans Com Inc. Prior to Sony, Mr. Hannah developed hardware and software products and managed large development projects at Hughes Aircraft Company. Mr. Hannah holds a B.S. degree in Computer Engineering from the University of Michigan.

     Cheryl Isen, Vice President, Corporate Communications -- Ms. Isen joined the Company in January 1998 as Senior Director of Corporate Communications and was promoted to Vice President in January 1999. Prior to joining the Company, Ms. Isen served as Senior Director of Corporate Communications at PHAMIS, Inc., which merged with IDX Systems in 1997, where she was responsible for company-wide communications. Prior to PHAMIS, Inc., Ms. Isen was Manager of Marketing Communications for the Target Marketing Services division of TRW. Ms. Isen holds a B.A. degree in Journalism and Marketing from San Diego State University.

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

     Patric Wiesmann, Vice President, Sales -- Mr. Wiesmann joined VitalCom in March 1999 as Vice President, Sales. Prior to joining the Company, Mr. Wiesmann served as Vice President of Sales and Marketing/Business Development at Mackie Designs, Inc where Mr. Wiesmann managed worldwide sales and marketing, product management and sales administration. Prior to Mackie, Mr. Wiesmann was Vice President of Sales and Marketing at Lang Manufacturing Company and Baxter Healthcare Corporation. Mr. Wiesmann holds a B.A. degree in Biology and Economics from the University of Puget Sound in Tacoma, Washington.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Form 10-K:

     (1) Financial Statements. The following Financial Statements of VitalCom Inc. and Independent Auditors' Report are filed as part of this report.

        Independent Auditors' Report

        Balance Sheets at December 31, 1997 and 1998

        Statements of Operations for the years ended December 31, 1996, 1997 and 1998

        Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1996, 1997 and 1998

        Statements of Cash Flows for the years ended December 31, 1996, 1997 and 1998

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

(b) Reports on Form 8-K:

     None

(c) Exhibits

        EXHIBIT
          NO.                         DESCRIPTION OF EXHIBIT
        -------                       ----------------------
         3.1       Amended and Restated Certificate of Incorporation of the
                   Registrant, as currently in effect.(1)
         3.2       Amended and Restated Bylaws of the Registrant, as currently in effect.(1)
         4.1       Specimen Common Stock Certificate.(1)
         4.2       Form of Voting Agreement among the Registrant, Warburg,
                   Pincus Ventures, L.P., ABS Capital Partners, L.P. and Donald
                   W. Judson.(1)
        10.1       Registrant's 1993 Stock Option Plan, as amended, and forms of agreement thereunder.(6)
        10.2       Registrant's 1996 Employee Stock Purchase Plan.(7)
        10.3       Lease dated July 28, 1995 between Catellus Development
                   Corporation as Landlord and Registrant as Tenant.(1)
        10.4       Warburg Securities Purchase Agreement dated as of June 1,
                   1995 by and among the Registrant, Warburg, Pincus Ventures,
                   L.P., ABS Capital Partners, L.P., Vertical Fund Associates,
                   L.P., Vertical Partners, L.P. and BT Capital Partners,
                   Inc.(1)
        10.5       Form of Indemnification Agreement between the Registrant and its executive officers and directors.(1)
        10.6       Form of Employment Agreement between the Registrant and
                   certain of its executive officers.(1)
        10.7       Form of Employee Severance Agreement with certain of the
                   Registrant executive officers.(1)
        10.8       Registrant's 1996 Director Option Plan.(1)
        10.9       Registrant's 1996 Stock Option Plan and related
                   agreements.(8)
        10.10      Promissory Note Secured by Deed of Trust dated October 17,
                   1996 of David L. Schlotterbeck in favor of the
                   Registrant.(2)
        10.11      Loan Agreement between the Registrant and Silicon Valley
                   Bank dated February 26, 1993, as amended through August 6,
                   1996.(1)
        10.12      Common Stock Purchase Agreement dated July 14, 1998 between the Registrant and Irwin & Browning, Inc.
        10.13      Silicon Valley Bank Amendment to Loan Agreement
        23.1       Independent Auditors' Consent.
        24.1       Power of Attorney (Included on page 45 hereof).
        27         Financial Data Schedule

---------------
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-00268-LA) in the form in which it was declared effective on February 13, 1997.

(2) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

(4) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(5) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

(6) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-47173).

(7) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-67109).

(8) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-33901).

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on March 30, 1999 in the capacities indicated.

                  SIGNATURE                                        TITLE
                  ---------                                        -----
             /s/ FRANK T. SAMPLE                          Chairman of the Board,
---------------------------------------------      President and Chief Executive Officer
               Frank T. Sample                         (Principal Executive Officer)

            /s/ SHELLEY B. THUNEN                        Vice President -- Finance
---------------------------------------------           and Chief Financial Officer
              Shelley B. Thunen                (Principal Financial and Accounting Officer)

           /s/ PATRICK T. HACKETT                                Director
---------------------------------------------
             Patrick T. Hackett

            /s/ JACK W. LASERSOHN                                Director
---------------------------------------------
              Jack W. Lasersohn

           /s/ TIMOTHY T. WEGLICKI                               Director
---------------------------------------------
             Timothy T. Weglicki

                                 EXHIBIT INDEX

                                                                               SEQUENTIALLY
    EXHIBIT                                                                      NUMBERED
    NUMBER                       DESCRIPTION OF EXHIBIT                            PAGES
    -------                      ----------------------                        ------------
     3.1      Amended and Restated Certificate of Incorporation of the
              Registrant, as currently in effect(1).......................
     3.2      Amended and Restated Bylaws of the Registrant, as currently in effect(1)................................................
     4.1      Specimen Common Stock Certificate(1)
     4.2      Form of Voting Agreement among the Registrant, Warburg,
              Pincus Ventures, L.P., ABS Capital Partners, L.P. and Donald
              W. Judson(1)................................................
    10.1      Registrant's 1993 Stock Option Plan, as amended, and forms of agreement thereunder(6)..................................
    10.2      Registrant's 1996 Employee Stock Purchase Plan(7)...........
    10.3      Lease dated July 28, 1995 between Catellus Development
              Corporation as Landlord and Registrant as Tenant(1).........
    10.4      Warburg Securities Purchase Agreement dated as of June 1,
              1995 by and among the Registrant, Warburg, Pincus Ventures,
              L.P., ABS Capital Partners, L.P., Vertical Fund Associates,
              L.P., Vertical Partners, L.P. and BT Capital Partners,
              Inc(1)......................................................
    10.5      Form of Indemnification Agreement between the Registrant and its executive officers and directors(1).....................
    10.6      Form of Employment Agreement between the Registrant and
              certain of its executive officers(1)........................
    10.7      Form of Employee Severance Agreement with certain of the
              Registrant executive officers(1)............................
    10.8      Registrant's 1996 Director Option Plan(1)...................
    10.9      Registrant's 1996 Stock Option Plan and related
              agreements(8)...............................................
    10.10     Promissory Note Secured by Deed of Trust dated October 17,
              1996 of David L. Schlotterbeck in favor of the
              Registrant(2)...............................................
    10.11     Loan Agreement between the Registrant and Silicon Valley
              Bank dated February 26, 1993, as amended through August 6,
              1996(1).....................................................
    10.12     Common Stock Purchase Agreement dated July 14, 1998 between the Registrant and Irwin & Browning, Inc. ..................
    10.13     Silicon Valley Bank Amendment to Loan Agreement.............
    23.1      Independent Auditors' Consent...............................
    24.1      Power of Attorney (Included on page 45 hereof)..............
    27        Financial Data Schedule.....................................

---------------
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-00268-LA) in the form in which it was declared effective on February 13, 1997.

(2) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

(4) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(5) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

(6) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-47173).

(7) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-67109).

(8) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-33901).