Form 10-Q
period 1999-03-31
VITALCOM INC
filed 1999-05-13
CIK 1006026

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended   March 31, 1999
                                    --------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____________ to ________________


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

                                  Yes  X    No
                                      ---

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 11, 1999, there were 8,185,979 shares outstanding of the issuer's common stock.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  VITALCOM INC.
                                 BALANCE SHEETS

                                                            MARCH 31,         DECEMBER 31,
                                                              1999                1998
                                                          ------------        ------------
                                                           (UNAUDITED)          (AUDITED)
                                    ASSETS
Current assets
     Cash and cash equivalents                            $ 13,021,630        $ 10,460,810
     Short-term investments                                  2,464,900           5,369,213
     Accounts receivable, net                                4,787,260           4,615,295
     Inventories                                             1,146,244           1,391,899
     Prepaid expenses                                          164,096             140,647
                                                          ------------        ------------
       Total current assets                                 21,584,130          21,977,864

Property
     Machinery and equipment                                 1,567,407           1,503,905
     Office furniture and computer equipment                 2,268,092           2,200,732
     Leasehold improvements                                    181,778             173,883
                                                          ------------        ------------
                                                             4,017,277           3,878,520
     Less accumulated amortization and depreciation         (2,394,387)         (2,223,301)
                                                          ------------        ------------
       Property, net                                         1,622,890           1,655,219

Other assets                                                   123,877             133,894
Goodwill, net                                                  447,431             455,573
                                                          ------------        ------------
Total assets                                              $ 23,778,328        $ 24,222,550
                                                          ============        ============

                                  VITALCOM INC.
                          BALANCE SHEETS - (CONTINUED)

                                                                   MARCH 31,         DECEMBER 31,
                                                                     1999                1998
                                                                 ------------        ------------
                                                                  (UNAUDITED)          (AUDITED)
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                            $    559,979        $    429,987
     Accrued payroll and related costs                                630,074             804,887
     Accrued warranty costs                                           750,096             757,448
     Other accrued liabilities                                        582,302             711,255
     Current portion of capital lease obligations                      27,574              24,990
                                                                 ------------        ------------
         Total current liabilities                                  2,550,025           2,728,567

Capital lease obligations, less current portion                        22,327              31,552

Redeemable preferred stock, 5,000,000 shares authorized,
     $.001 par value; no shares issued and outstanding at
     December 31, 1998 and March 31, 1999, respectively
Stockholders' equity (deficit):
     Common stock, including paid-in capital, $0.0001 par
       value; 25,000,000 shares authorized, 8,162,972 and
       8,192,279 shares issued and outstanding at December
       31, 1998 and March 31, 1999, respectively                   37,563,228          37,491,563
     Note receivable for common stock sales                           (30,590)            (30,590)
     Accumulated deficit                                          (16,326,662)        (15,998,542)
                                                                 ------------        ------------
         Net stockholders' equity                                  21,205,976          21,462,431
                                                                 ------------        ------------
Total liabilities and stockholders' equity                       $ 23,778,328        $ 24,222,550
                                                                 ============        ============

                                      VITALCOM INC.
                                 STATEMENTS OF OPERATIONS

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                       ------------------------------
                                                          1999               1998
                                                       -----------        -----------
                                                                 (UNAUDITED)
Revenues                                               $ 4,810,100        $ 5,100,726

Cost of sales                                            2,025,326          2,479,535
                                                       -----------        -----------

Gross profit                                             2,784,774          2,621,191

Operating expenses:
  Sales and marketing                                    1,571,321          1,720,910
  Research and development                               1,125,474          1,177,390
  General and administrative                               590,895            614,849
                                                       -----------        -----------
      Total operating expenses                           3,287,690          3,513,149
                                                       -----------        -----------
Operating loss                                            (502,916)          (891,958)

Other income, net                                          183,796            218,268
                                                       -----------        -----------
Loss before provision for income taxes                    (319,120)          (673,690)

Provision for income taxes                                   9,000              6,300

Net loss                                               $  (328,120)       $  (679,990)
                                                       ===========        ===========

Net loss per basic and diluted common share            $     (0.04)       $     (0.08)
                                                       ===========        ===========

Weighted average basic and diluted common shares         8,182,828          8,049,236
                                                       ===========        ===========

                                  VITALCOM INC.
                            STATEMENTS OF CASH FLOWS

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                         --------------------------------
                                                             1999                1998
                                                         ------------        ------------
                                                                   (UNAUDITED)
Cash flows from operating activities:
  Net loss                                               $   (328,120)       $   (679,990)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation and amortization                            179,228             168,922
     Loss on disposal of property                                 939               7,377
     Changes in operating assets and liabilities:
         Accounts receivable                                 (171,965)            488,192
         Inventories                                          245,655              92,674
         Prepaid expenses and other assets                    (13,432)           (263,306)
         Accounts payable                                     129,992             376,532
         Accrued payroll and related costs                   (174,813)           (455,804)
         Accrued warranty costs                                (7,352)             (8,202)
         Accrued liabilities                                 (128,953)           (174,261)
                                                         ------------        ------------
         Net cash used in operating activities               (268,821)           (447,866)

Cash flows from investing activities:
  Purchases of property                                      (139,696)            (93,688)
  Proceeds from sale of short-term investments              2,904,313           6,000,000
                                                         ------------        ------------
         Net cash provided by investing activities          2,764,617           5,906,312

Cash flows from financing activities:
  Repayment of capital lease obligation and                    (6,641)             (5,970)
    long-term debt
  Net proceeds from issuance of common stock                   71,665              90,235
                                                         ------------        ------------
         Net cash provided by financing activities             65,024              84,265

Net increase in cash and cash equivalents                   2,560,820           5,542,711

Cash and cash equivalents, beginning of period             10,460,810          12,157,160
                                                         ------------        ------------
Cash and cash equivalents, end of period                 $ 13,021,630        $ 17,699,871
                                                         ============        ============

Supplemental disclosures of cash flow information:
  Interest paid                                          $      1,312        $      4,429
                                                         ============        ============
  Income taxes paid                                      $      2,180        $      6,300
                                                         ============        ============
Supplemental schedule of noncash transactions:
  Notes receivable for stock sales                       $                   $     30,600
                                                         ============        ============

                                  VITALCOM INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. BASIS OF PRESENTATION

The interim condensed financial statements included herein have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998 filed with the SEC. In the opinion of management, the condensed financial statements included herein reflect all normal, recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 1999, and the results of its operations and its cash flows for the three-month periods ended March 31, 1999 and 1998. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

2. NET LOSS PER SHARE

Net loss per share is computed by dividing net loss by the weighted average number of common and common equivalent shares outstanding. For the three-month periods ended March 31, 1999 and 1998, the diluted weighted average shares were equal to the basic weighted average shares due to the anti-dilutive effect the conversion of options would have given the Company's net loss for the period.

3. STOCK PLANS AND STOCKHOLDERS' EQUITY

Stock Option Plans - The following is a summary of stock option transactions under the 1993 Stock Option Plan (the "1993 Plan") for the three months ended March 31, 1999:

                                                                    NUMBER OF
                                NUMBER OF          PRICE PER         OPTIONS
                                 SHARES              SHARE         EXERCISABLE
                                ---------       --------------     -----------
Balance, December 31, 1998      1,440,040       $0.60 to $4.00
  Granted                         161,000            $3.00
  Exercised                        (2,250)      $0.60 to $1.28
  Canceled                        (72,962)      $3.00 to $5.72
                                ---------
Balance, March 31, 1999         1,525,828       $0.60 to $4.00       365,433
                                =========

At March 31, 1999, 686,980 options were available for grant under the 1993 Plan.

The following is a summary of stock option transactions under the 1996 Stock Option Plan (the "1996 Plan") for the three months ended March 31, 1999:

                                                                    NUMBER OF
                                NUMBER OF          PRICE PER         OPTIONS
                                 SHARES              SHARE         EXERCISABLE
                                ---------       --------------     -----------
Balance, December 31, 1998        48,057        $3.00 to $4.00
  Canceled                        (8,775)       $3.00 to $6.00
                                  ------
Balance, March 31, 1999           39,282        $3.00 to $4.00        18,366
                                  ======

At March 31, 1999, 60,718 options were available for grant under the 1996 Plan.

There were no stock transactions under the 1996 Director Option Plan (the "Director Plan") for the three months ended March 31, 1999. At March 31, 1999, 60,000 options were available for grant under the Director Plan and no options were exercisable.

The Company has reserved an aggregate of 300,000 shares of Common Stock for issuance under its 1996 Employee Stock Purchase Plan (the "ESPP"). The ESPP was adopted by the Board of Directors in January 1996 and approved by the Company's stockholders prior to the consummation of the Company's initial public offering in February 1996. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended, and permits eligible employees of the Company to purchase Common Stock through payroll deductions of up to 10% of their compensation provided that no employee may purchase more than $25,000 worth of stock in any calendar year. The ESPP was implemented by an offering period commencing on February 14, 1996 and ending on the last business day in the period ending October 31, 1996. Each subsequent offering period (an "Offering Period") commences on the day following the end of the prior Offering Period and has a duration of six months. The price of Common Stock purchased under the ESPP will be 85% of the lower of the fair market value of the Common Stock on the first or last day of each offering period. The ESPP will expire in the year 2006. In the years ended December 31, 1996, 1997 and 1998 the Company issued 32,815, 47,359 and 52,703 shares of Common Stock, under the ESPP for $153,410, $191,218 and $145,264 respectively. At March 31, 1999, $41,237 has been withheld from employee earnings for stock purchases under the ESPP.

4. SEGMENT REPORTING

Utilizing the management approach, the Company has broken down its business based upon sales through its two distribution channels. The Company does not allocate operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, segment information reported includes only net sales.

Selected information regarding the Company's product sectors is as follows:

                                                OEM         Enterprise-wide
                                              Products         Products
                                             -----------    ---------------
Three months ended March 31, 1999
     Net Sales.............................  $2,649,615       $2,160,485
Three months ended March 31, 1998
     Net Sales.............................  $3,123,860       $1,976,866

SUBSEQUENT EVENT

Stock Repurchase Program -- In April, 1999, the Company announced it plans to implement a stock repurchase program whereby up to 800,000 shares of its Common Stock may be purchased in the open market from time to time.

Recent Accounting Pronouncements -- In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, and No. 131 (SFAS 131), Disclosures About Segments of an Enterprise and Related Information. These statements are effective for fiscal years commencing after December 15, 1997. SFAS 130 establishes standards for the reporting and disclosure of comprehensive income (revenues, expenses, gains and losses) in a full set of general purpose financial statements. For the three months ended March 31, 1999, there was no difference between comprehensive income and amounts currently reported in the Company's financial statements. SFAS 131 establishes standards for the reporting of information about operating segments of a business and is reported in Company's Form 10-K for the year ended December 31, 1998.

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

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. Management does not believe the implementation of SFAS 133 will have a material effect on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        CERTAIN STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ACTUAL RESULTS MAY VARY SUBSTANTIALLY FROM THESE FORWARD-LOOKING STATEMENTS FOR MANY REASONS, INCLUDING BUT NOT LIMITED TO THOSE SET FORTH IN "- RISK FACTORS". SEE "- FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS". ADDITIONAL INFORMATION IS AVAILABLE IN OTHER COMPANY REPORTS AND OTHER DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

   Revenues from sales of Enterprise-wide systems sold by the Company's direct sales force are recognized upon shipment. The sales cycle for Enterprise-wide systems has typically been from nine to 18 months. The Company has experienced seasonal variations in sales of its Enterprise-wide systems, with sales in the first quarter typically lower than the preceding fourth quarter's sales due to customer budget cycles. Furthermore, a large percentage of a particular quarter's shipments of Enterprise-wide systems has historically been booked in the last weeks of the quarter.

   Revenues from sales of OEM products are recognized upon shipment. The selling cycle for OEM products varies depending upon product mix and the extent to which the Company develops customized operating software for a particular OEM customer. In addition, the Company has experienced seasonal variations in sales of its departmental products, with sales in the first quarter typically lower than the preceding fourth quarter's sales.

   The Company's products are generally shipped as orders are received. Accordingly, the Company typically operates with limited backlog. As a result, sales in any quarter are dependent on orders booked and shipped in that quarter.

   To date, the Company has not capitalized software development expenses. However, the development of new products or the enhancement of existing products may require capitalization of such expenses in the future.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998

Total Revenues. Total revenues consist of revenue from sales of Enterprise-wide systems and OEM products, together with fees for installation and servicing of Enterprise-wide products. Total revenues decreased 5.7% to $4.8 million in the first quarter of 1999 compared to $5.1 million in the first quarter of 1998. This decrease was due primarily to the decrease in products sold to the Company's OEM customers.

Gross Margins. Cost of goods sold generally includes material, direct labor, overhead and, for Enterprise-wide systems, installation expenses. Cost of sales decreased 18.3% to $2.0 million in the first quarter of 1999 from $2.5 million in the first quarter of 1998, on a 5.7% decrease in revenues in 1999. Gross margin improved to 57.9% in the first quarter of 1999 compared to 51.4% for the first quarter of 1998. The increase in gross margin in the first quarter of 1999 as compared to the first quarter of 1998 was due to higher margins recognized on Enterprise-wide products in 1999 due to the continuing reduction in material and overhead costs coupled with the sale of higher margin Enterprise-wide products.

Sales and Marketing Expenses. Sales and marketing expenses include payroll, commissions and related costs attributable to Enterprise-wide systems and OEM sales and marketing personnel, travel and entertainment expenses, and other promotional expenses. Sales and marketing expenses were $1.6 million or 32.7% of total revenue in the first quarter of 1999, as compared to $1.7 million or 33.7% of total revenue in the first quarter of 1998. The $149,589 decrease in sales and marketing expenses in the first quarter of 1999 as compared to the first quarter of 1998 was primarily attributable to lower salary and commission expenses.

Research and Development Expenses. Research and development expenses include payroll and related costs attributable to research and development personnel, prototyping expenses and other costs. Research and development expenses were $1.1 million or 23.4% of total revenue in the first quarter of 1999, as compared to $1.2 million or 23.1% of total revenue in the first quarter of 1998. The $51,916 decrease in the first quarter of 1999 as compared to the first quarter of 1998 was due primarily to the lower purchases of supplies incurred for development work on prototype products.

General and Administrative Expenses. General and administrative expense includes accounting, finance, MIS, human resources, general administration, executive officers and professional fee expenses. General and administrative expenses were $590,895 or 12.3% of total revenue in the first quarter of 1999, as compared to $614,849 or 12.1% of total revenue in the first quarter of 1998. The $23,954 decrease in the first quarter of 1999 as compared to the first quarter of 1998 was attributable to a decrease in legal and professional fees.

Other Income, Net. Other income, net consists primarily of interest income earned on proceeds from the Company's initial public offering, net of payments made in respect of outstanding indebtedness. Other income, net decreased to $183,796 for the first quarter of 1999 from $218,268 for the first quarter of 1998. The decrease resulted from lower income derived from the Company's short-term investments.

Provision for Income Taxes. In the first quarters of 1999 and 1998, the Company recorded minimum state tax provisions of $9,000 and $6,300, respectively. Due to the Company's net loss position, the utilization of its credit carryforwards depends upon future income and may be subject to an annual limitation, required by the Internal Revenue Code of 1986 and similar state provisions.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has financed its operations (including capital expenditures) through net proceeds from the Company's February 1996 initial public offering, cash flow from operations, cash and cash equivalent balances, a bank line of credit and long-term debt. During the year ended December 31, 1996, the Company issued 2,300,000 shares of common stock in its initial public offering, raising $25.6 million, net of expenses. At March 31, 1999 the Company had $15.5 million in cash and cash equivalents as compared to $15.8 million at December 31, 1998.

        In the first quarter of 1999, the Company used cash from operating activities of $268,821 to fund a $328,120 net loss. In addition, $174,813 was used for payroll and related costs, $171,965 from the increase in accounts receivable and $128,953 for accrued liabilities. This was partially offset by the $245,655 reduction in inventories, $179,228 in non-cash adjustments provided by depreciation and amortization of fixed assets and intangible assets, and $129,992 in cash provided from the increase in accounts payable.

        The Company provided $2,764,617 in cash from investing activities of which $2,904,313 was provided by the sale of short-term investments. Cash used for investing activities was $139,696 for the purchase of capital equipment in the first quarter of 1999. In addition, $65,024 in cash was provided by financing activities, principally, $71,665 in net proceeds from the issuance of the Company's Common Stock for the matching contribution to its 401(k) plan.

        In the first quarter of 1998 the Company used cash from operating activities of $447,866 to fund a $679,990 net loss. In addition, $455,804 in cash was used for payroll and related costs, $263,306 for prepaid insurance and $174,261 for accrued liabilities. This was partially offset by $488,192 in cash provided from the reduction in accounts receivable and $376,532 in cash provided from the increase in accounts payable.

        The Company provided $5,906,312 in cash from investing activities in the first quarter of 1998 of which $6,000,000 was proceeds from the sale of short-term investments. During the first quarter of 1998, $93,688 in cash was used to purchase capital equipment In addition, $84,265 in cash was provided by financing activities, including $90,235 in net proceeds from the issuance of the Company's Common Stock to make the matching contribution for its 401(k) plan.

        At March 31, 1999, the Company's principal sources of liquidity consisted of $15.5 million of cash, cash equivalents and short-term investments, and $5.0 million of available credit facilities. In December 1998, the Company renewed a secured lending arrangement (the "Agreement") with Silicon Valley Bank, providing for a $5.0 million revolving line of credit agreement bearing interest at either the bank's prime rate or LIBOR interbank market rate, as selected by the Company. The bank does not have security interest in any of the Company's assets until the Company is borrowing under the line of credit. The Agreement expires in December 1999. At March 31, 1999, there were no borrowings outstanding under the Agreement and the Company was in compliance with all covenants. The financial covenants requires that the Company maintain a quick assets ratio of not less than 1.75 to 1, maintain tangible net worth of not less than $18,000,000, maintain a ratio of total liabilities to tangible net worth of not more than .75 to 1 and not incur a net loss (after taxes) for the fiscal year ending December 31, 1998 in excess of $3,250,000; nor incur a net loss (after taxes) for the fiscal year ending December 31, 1999 in excess of $2,000,000.

        The Company's principal commitment at March 31, 1999 consisted of a lease on its office and manufacturing facility. The Company expects to spend approximately $700,000 for capital expenditures during the remaining nine months of 1999.

        The Company believes that existing cash resources, cash flows from operations, if any, and line of credit facilities will be sufficient to fund the Company's operations for at least the next twelve months.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

FORWARD LOOKING STATEMENTS

       Certain statements contained in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include those regarding the sales cycle for Enterprise-wide systems, seasonal variations in sales of its Enterprise-wide systems and OEM product sales, continued reduction in the cost of material and manufacturing overhead, lower costs, that the Company expects to spend appoximately $700,000 in capital expenditures in the next nine months, that the Company believes that existing cash resources and its line of credit facilities will be sufficient to fund the Company's operations for the next twelve months, that the Company intends to implement a stock repurchase program, the outcome of any regulatory development, the probable FCC licensing of a new band for medical telemetry and the Company's intent to develop RF products to operate in this new band, potential new products, rebuilding of the Company's funnel of potential new Enterprise-wide systems sales, the Company's estimated expenditures for Year 2000 compliance, the expected effect of Year 2000 compliance on the Company and the effect and timing of Year 2000 compliance on the Company's customers. Actual results may vary substantially from these forward-looking statements for many reasons, including but not limited to those set forth in "-- Risk Factors".

RISK FACTORS

   Dependence on Increased Market Acceptance of Enterprise-wide Monitoring Systems. Since 1995, the Company's sales levels for its Enterprise-wide systems has been lower than expected, which, together with investments and expense levels that are incurred based on the expectation of higher sales, has resulted in net losses in each year since 1995 and has had a material adverse effect on the Company's business, operating results and financial condition. If the Company is not successful in increasing sales levels of its Enterprise-wide systems in future periods, the Company's business, operating results and financial condition will continue to be materially adversely affected.

   Fluctuations in Quarterly Results. The Company's quarterly operating results have fluctuated in the past and may fluctuate significantly from quarter to quarter in the future as a result of a number of factors, including, but not limited to the size and timing of orders; the length of the sales cycle; the ability of the Company's customers to obtain budget allocations for the purchase of the Company's products; changes in pricing policies or price reductions by the Company or its competitors; mix of sales between Enterprise-wide systems and OEM products; the timing of new product announcements and introductions by the Company or its competitors; deferrals of customer orders in anticipation of new products or product enhancements; the Company's ability to develop, introduce and market new products and product enhancements; market acceptance of new products or product enhancements; the Company's ability to control costs; the availability of components; costs associated with responding to software "bugs" or errors; regulatory compliance and timing of regulatory clearances; changes in government regulations and other regulatory developments; and general economic factors.

   The Company's products are generally shipped as orders are received. Accordingly, the Company has historically operated with limited backlog. As a result, sales in any quarter are dependent on orders booked and shipped in that quarter and are not predictable with any degree of certainty. Further, a large percentage of any quarter's shipments have historically been booked in the last weeks of the quarter. In addition, a significant portion of the Company's expenses are relatively fixed, and the amount and timing of increases in such expenses are based in large part on the Company's expectations for future revenues. If revenues are below expectations in any given quarter, the adverse effect may be magnified by the Company's inability to maintain gross margins and to decrease spending to compensate for the revenue shortfall. This dynamic has contributed to the Company's net losses in the past. Further, the Company has sometimes experienced seasonal variations in operating results, with sales in the first quarter being lower than in the preceding fourth quarter's sales due to customer budget cycles.

   Lengthy Sales Cycle. The decision by a healthcare provider to replace or substantially upgrade its clinical information systems typically involves a major commitment of capital and an extended review and approval process, and this review and approval process is becoming more complex, more financially oriented and increasingly subject to overall integration into the hospital's information systems planning. The sales cycle for the Company's Enterprise-wide systems has typically been nine to 18 months from initial contact to receipt of a purchase order. During this period, the Company expends substantial time, effort and funds preparing a contract proposal and negotiating a purchase order without any guarantee that the Company will complete the transaction. Any significant or ongoing failure to reach definitive agreements with customers has in the past and may in the future have a material adverse effect on the Company's business, operating results and financial condition.

    Possible Delisting of Securities from the Nasdaq National Market. The Company's Common Stock trades on the Nasdaq National Market. The Nasdaq National Market's continued listing standards require the Company to have (i) 750,000 shares publicly held; (ii) a market value of publicly held shares of $5 million;
(iii) net tangible assets of at least $4 million; (iv) 400 shareholders of round lots; and (v) a minimum bid price of at least $1 per share. The Company believes that it currently does not meet item (ii) above, and it is possible that the Company could fall below other criteria in the future. Accordingly, the Company may be subject to possible delisting procedures in the future from the Nasdaq National Market. In this regard, the Company received notice from the Nasdaq National Market that Nasdaq would review the Company's compliance in July 1999. If the Company does not achieve compliance by that time, it may become delisted from the Nasdaq National Market, which would adversely affect the ability or willingness of investors to purchase the Company's securities and therefore would severely adversely affect the market liquidity for the Company's securities.

   Competition. The Company's Enterprise-wide systems compete with systems offered by a number of competitors, including Hewlett-Packard Company, SpaceLabs, Inc. and General Electric Company, all of which have significantly greater financial, technical, research and development and marketing resources than the Company. In addition, many of these competitors have longstanding relationships with acute care hospitals and IHDNs. There can be no assurance that the Company will be able to sell to such hospitals or IHDNs or that the Company will be able to compete successfully with such vendors, and any inability to do so could have a material adverse effect on the Company's business, operating results and financial condition. While the Company is not aware of any competitive open system multi-parameter Enterprise-wide systems currently available, the Company's OpenNet applications may face significant competition in the future from HCIS providers, patient monitoring companies, life support device companies and general purpose data network providers. Such potential competitors may elect to enter this market and compete with the Company using significantly greater financial, technical, research and development and marketing resources than are available to the Company. In addition, the Company's success in selling its multi-parameter OpenNet networks to hospitals and IHDNs will depend to a large extent on its ability to interface with patient monitoring and life support devices of other vendors. Any action on the part of such other vendors to make such interfacing more difficult or impossible could have a material adverse effect on the Company's business, operating results and financial condition. The market for the Company's OEM products is also intensely competitive. The Company sells to a range of patient monitoring and life support device companies, many of which have significantly greater financial, technical, research and development and marketing resources than the Company. There can be no assurance that current OEM customers will not elect to design and manufacture patient monitoring and system components currently supplied by the Company or elect to contract with other OEM suppliers. Any such election by one or more of such companies could have a material adverse effect on the Company's business, operating results and financial condition.

    In addition, the Company may in the future elect to incorporate in its OEM products the hardware and software for larger networks and expand the number of OEM customers with the hardware and software required for real-time redistribution of information to Remote Viewing Stations for use in specialty departments of hospitals for which the Company's OEM customers design and sell their products. Although the Company believes that its OEM customers would not compete with its Enterprise-wide systems because the Enterprise-wide systems are sold to hospitals and IHDNs who elect to install larger, more dispersed systems, the Company could face competition with its OEM customers to the extent hospitals forego purchasing the Company's facility-wide Enterprise-wide systems for the smaller departmental systems of its OEM customers.

   Customer Concentration; Dependence on Departmental Products. The Company's OEM product sales, which represented approximately 55.6%, 53.7% and 57.9% of the Company's total net revenues in 1996, 1997 and 1998, respectively, have historically been to a small number of OEM customers. In 1998, Quinton Instrument Company and Datascope Corporation accounted for approximately 19.7% and 22.6%, respectively, of the Company's total revenues. In the three months ended March 31, 1999, Quinton Instrument Company and Datascope Corporation accounted for approximately 21% and 27%, respectively, of the Company's total revenues. The loss of, or a reduction in sales to, any such OEM customer would have a material adverse effect on the Company's business, operating results and financial condition.

   Technological Change; Need to Develop New Products. Many aspects of the medical equipment industry are undergoing rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards. Historically, the Company derived substantially all of its revenue from sales of its Enterprise-wide systems and OEM products. The Company believes that as the market for these products matures, VitalCom's future success will depend upon its ability to develop and introduce on a timely basis new products and product enhancements that keep pace with technological developments and that address the increasingly sophisticated needs of acute care hospitals and IHDNs. In addition, the introduction of competing products embodying new technologies and the emergence of new industry standards could render the Company's existing products unmarketable or obsolete. If the Company is unable to develop and introduce product enhancements and new products in a timely and cost-effective manner in response to changing market conditions or customer requirements, or if the Company's new products or product enhancements do not achieve market acceptance, the Company's business, operating results and financial condition will be materially adversely affected.

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

     During 1998 the Company joined a task force created by the American Hospital Association (AHA) and the FDA called the Spectrum Selection Workgroup Medical Telemetry Task Force (the "Task Force") along with several other medical RF users, including its competitors. The purpose of the Task Force is to respond to potential interference problems from HDTV, land mobile users and low power television to wireless patient monitoring devices. The Task Force's mission is to identify spectrum candidates for future medical telemetry use, evaluate use and make recommendations to the FCC. As such, the Task Force has petitioned the FCC to license the UHF 608 MHz to 614 MHz band, currently reserved for radio astronomy, for medical use. It is anticipated that the Task Force will submit its petition during the first half of 1999, with proposed rule making and public commentary to follow. The Task Force will ask the FCC to expedite licensing for medical RF applications in the 608 MHz to 614 MHz band. In the event the FCC approves this license, which the Company believes is probable, the Company may be at a disadvantage in the marketplace if one or more of its competitors develop and introduce RF products in this new band before the Company introduces products in the new band, resulting in lost or delayed revenues. In addition, the costs of developing RF transmitter and receiver products in this new band could be expensive or divert research and development resources from other projects resulting in higher costs and delayed projects. Any such competitive advantage of the Company's competitors and any additional development costs associated with expanding the Company's UHF RF product offerings could have a material adverse effect on the Company's business, operating results and financial condition. Additionally, future regulatory changes could significantly affect the Company's operations by diverting the Company's development efforts, making current products obsolete or increasing the opportunity for additional competition which could have a material adverse effect on the Company's business, operating results and financial condition.

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

     The Company's Enterprise-wide systems and OEM central stations use a personal computer (PC) platform and include operating system, display, clinical analysis and networking software. The Company's research and development department has evaluated all Company Enterprise-wide products built and shipped on or after January 1, 1990. Test procedures included testing for (a) transition dates of December 31, 1999 to January 1, 2000 and December 31, 2000 to

January 1, 2001; (b) leap year transition dates of February 28, 2000 to February 29, 2000 and February 29, 2000 to March 1, 2000; (c) a powered-down rollover test; (d) a powered-up rollover test; (e) a check of the date and time of history events and full disclosure on monitor displays; (f) alarms set and check for correct functioning after the transition dates and times and (f) verification for printouts for a three month period during the transition dates. The Company tested a total of 111 hardware and software combinations. All products the Company is currently selling and installing are Y2K compliant. Of the 111 product combinations tested 40 combinations are compliant and Y2K certified, 35 are compliant with a simple workaround such as a power-down and power-up, 32 are not fully compliant, but which have relatively simple workarounds to provide a solution for the product to make it compliant, and 4 that are not compliant and have no work around. All of the Company's Enterprise-wide customers have received a technical bulletin explaining the status of the Company's Y2K compliance requirements and applicable workarounds, if necessary. Recently the Company expanded its testing beyond the generally accepted Y2K criteria enumerated above to include testing for dates of January 1, 2001 and beyond. Testing has been completed for the expanded year 2001 and beyond analysis. Tests verify that the Company's 486 based personal computer products that print reports with an invalid date are limited to two of the four Y2K tested software versions found non-compliant and for which there is no work around. The Company believes that it does not have any contractual obligation to update or replace any software or equipment for its customers at no charge. The Company's OEM customers are responsible for Y2K compliance and support for their end user customers. All of the Company's transmitters, receivers (RF products) and display monitors are year 2000 compliant based on the fact that none of these devices contain a real time clock that would pose a Year 2000 date compliance issue.

    The Company has conducted an internal review of most of its internal systems, including inventory, manufacturing, planning, finance, human resources, payroll, automation, laboratory, and research systems. The systems affected by the Year 2000 problem are divided into eight categories including the Company's Enterprise-wide systems and OEM central stations discussed above. Business Computer Systems comprise any mainframe, midrange, or PC based computer system used in corporate operations. These systems generally involve application code provided by third-party vendors supported by internal staff. Technical Infrastructure are specific computer and process control software systems. End User Computing comprise the PC and server based office automation. Suppliers, Agents, and Service Providers comprise the software formulated by our suppliers, banks, utilities, and other suppliers. Manufacturing, Warehousing, Servicing Equipment comprise the equipment on our factory floor and warehouse areas that may be date dependent, especially micro-processor controlled devices. Environmental Operations in Plant, Offices and Other Sites comprise the Company's HVAC, security/access system, elevators, PBX, fire and alarm systems, and other systems of this nature. Dedicated Research and Development Test Facilities comprise controllers, devices, instruments etc. in the Company's test facilities.

    As part of the Company's review to assure compliance with Year 2000, the Company has formed a task force (the "Task Force") to oversee Year 2000 and leap year issues. The Task Force has reviewed all IT Systems and Non-IT Systems that have been determined not to be Year 2000 and leap year compliant and has identified and begun implementation of solutions to ensure such compliance. The Company has prioritized the remediation effort to fix critical business systems first, non-critical systems second, and cosmetic changes to reports and displays last. Key critical business systems, such as Financials (General Ledger, Purchasing, Accounts Payable, Accounts Receivable and Fixed Assets) and Material Requirements Planning, are currently 100% compliant. Remaining critical and non-critical business systems is expected to be completed by mid-1999 and cosmetic changes to reports and displays are anticipated to be completed in the fourth quarter of 1999. As part of contingency planning, the Company is developing procedures for those areas that are critical to its business. These plans will be designed to mitigate serious disruptions to the business beyond the end of 1999. The major efforts in contingency planning occurred in the last quarter of 1998 with the expectation that contingency plans will be in place by the end of the second quarter of 1999. Based on current plans and efforts to date, the Company does not anticipate that Year 2000 problems will have a material adverse effect on results of operations or financial condition.

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

    Remediation of problems discovered will be corrected through internal efforts, vendor upgrades, replacement, or decommissioning of obsolete systems and equipment. External and internal costs associated with these efforts are currently expected to be approximately $200,000. As of March 31, 1999, the Company had spent less than $20,000 on costs associated with the Year 2000 effort. The Company does not expect the costs relating to Year 2000 remediation to have a material effect on results of operations or financial condition.

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

    Risks Associated With Recent Management Changes. In recent years, the Company has experienced a high degree of turnover in its senior management team. These management changes have involved disruptions to the Company's day-to-day operations, has interrupted continuity in customer relationships and has created delays in sales cycles or product release schedules. Although the Company believes that its existing senior management will be successful in improving the Company's business, operating results and financial condition, there can be no assurance that such changes will not have a material adverse effect on the Company's business, operating results and financial condition in future periods.

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

    Quantitative and Qualitative Disclosures About Market Risk. The Company's financial instruments include cash and long-term debt. At March 31, 1999, the carrying values of the Company's financial instruments approximated their fair values based on current market prices and rates.

    It is the Company's policy not to enter into derivative financial instruments. The Company does not currently have any significant foreign currency exposure since it does not transact business in foreign currencies. Due to this, the Company does not have significant overall currency exposure at March 31, 1999. The Company's market risk disclosures are not material and are therefore not required.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       Exhibits:

            27.1 -- Financial Data Schedule

       (b)  Reports on Form 8-K

            No reports on Form 8-K were filed during the reporting period.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 11, 1999.

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

          27.1 -- Financial Data Schedule