Form 10-Q
period 1999-06-30
VITALCOM INC
filed 1999-08-13
CIK 1006026

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended     June 30, 1999
                                        ------------------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ____________to___________


                        Commission file number    0-27588
                                              ----------------


                                  VITALCOM INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                  33-0538926
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

                                 Yes [X]   No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 12, 1999, there were 8,101,296 shares outstanding of the issuer's common stock.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                  VITALCOM INC.
                                 BALANCE SHEETS

                                                            June 30,         December 31,
                                                              1999              1998
                                                          ------------       -----------
                                                          (Unaudited)         (Audited)
                                     ASSETS

Current assets
      Cash and cash equivalents                           $ 11,694,917       $10,460,810
      Short-term investments                                 3,444,706         5,369,213
      Accounts receivable, net                               3,669,890         4,615,295
      Inventories, net                                       1,245,133         1,391,899
      Prepaid expenses                                         134,513           140,647
                                                          ------------       -----------
        Total current assets                                20,189,159        21,977,864

Property
      Machinery and equipment                                1,537,691         1,503,905
      Office furniture and computer equipment                2,362,143         2,200,732
      Leasehold improvements                                   181,778           173,883
                                                          ------------       -----------
                                                             4,081,612         3,878,520
      Less accumulated amortization and depreciation        (2,536,913)        2,223,301)
                                                          ------------       -----------
        Property, net                                        1,544,699         1,655,219

Other assets                                                   123,484           133,894
Goodwill, net                                                  439,295           455,573
                                                          ------------       -----------
                                                          $ 22,296,637       $24,222,550
                                                          ============       ===========

                                  VITALCOM INC.
                          BALANCE SHEETS - (Continued)

                                                                              June 30,         December 31,
                                                                               1999                1998
                                                                            ------------       ------------
                                                                            (Unaudited)         (Audited)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                      $    610,642       $    429,987
      Accrued payroll and related costs                                          685,627            804,887
      Accrued warranty costs                                                     700,582            757,448
      Accrued liabilities                                                        441,848            711,255
      Current portion of capital lease obligations                                27,574             24,990
                                                                            ------------       ------------
           Total current liabilities                                           2,466,273          2,728,567


Capital lease obligations, less current portion                                   15,464             31,552

Redeemable preferred stock, 5,000,000 shares authorized,
      $.001 par value; no shares issued and outstanding
      at June 30, 1999 and December 31, 1998, respectively                            --                 --

Stockholders' equity (deficit):
      Common stock, including paid-in capital, $.0001 par value;
        25,000,000 shares authorized,  8,158,596 and 8,162,972 shares issued and outstanding at June 30, 1999 and December 31, 1998,
        respectively                                                          37,618,175         37,491,563
      Note receivable for common stock sales                                     (30,590)           (30,590)
      Treasury stock, at cost                                                   (154,475)                --
      Accumulated deficit                                                    (17,618,210)       (15,998,542)
                                                                            ------------       ------------
           Net stockholders' equity                                           19,814,900         21,462,431
                                                                            ------------       ------------
                                                                            $ 22,296,637       $ 24,222,550
                                                                            ============       ============

                                  VITALCOM INC.
                            STATEMENTS OF OPERATIONS

                                                        Three Months Ended                Six Months Ended
                                                             June 30,                         June 30,
                                                    ---------------------------     ----------------------------
                                                       1999            1998            1999             1998
                                                    -----------     -----------     -----------     ------------
                                                            (Unaudited)                     (Unaudited)
Revenues                                            $ 3,600,254     $ 5,427,579     $ 8,410,354     $ 10,528,305

Cost of revenues                                      1,777,662       2,362,916       3,802,988        4,842,451
                                                    -----------     -----------     -----------     ------------
Gross profit                                          1,822,592       3,064,663       4,607,366        5,685,854

Operating expenses
  Sales and marketing                                 1,486,305       1,814,631       3,057,626        3,535,541
  Research and development                            1,281,492       1,337,210       2,406,966        2,514,600
  General and administration                            541,304         501,060       1,132,199        1,115,909
                                                    -----------     -----------     -----------     ------------
      Total operating expenses                        3,309,101       3,652,901       6,596,791        7,166,050

Operating loss                                       (1,486,509)       (588,238)     (1,989,425)      (1,480,196)

Other income, net                                       203,960         243,726         387,756          461,994
                                                    -----------     -----------     -----------     ------------
Loss before provision for income taxes               (1,282,549)       (344,512)     (1,601,669)      (1,018,202)

Provision for income taxes                                9,000           6,300          18,000           12,600
                                                    -----------     -----------     -----------     ------------

Net loss                                            $(1,291,549)    $  (350,812)    $(1,619,669)    $ (1,030,802)
                                                    ===========     ===========     ===========     ============

Net loss per basic and diluted common share         $     (0.16)    $     (0.04)    $     (0.20)    $      (0.13)
                                                    ===========     ===========     ===========     ============

Weighted average basic and diluted common shares      8,210,871       8,193,699       8,196,927        8,121,867

                                  VITALCOM INC.
                            STATEMENTS OF CASH FLOWS

                                                                        Six Months Ended
                                                                            June 30,
                                                                  -----------------------------
                                                                      1999             1998
                                                                  ------------     ------------
                                                                           (Unaudited)
Cash flows from operating activities:
      Net loss                                                    $ (1,619,669)    $ (1,030,802)
      Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
      Depreciation and amortization                                    329,890          343,989
      Loss on disposal of property                                       3,644            7,176
      Changes in operating assets and liabilities:
           Accounts receivable                                         945,405          820,734
           Inventories                                                 146,766           19,792
           Prepaid expenses and other current assets                     6,134          (20,322)
           Accounts payable                                            180,656         (269,492)
           Accrued payroll and related costs                          (119,260)        (394,358)
           Accrued warranty costs                                      (56,866)         (86,620)
           Income taxes payable                                        (61,690)           3,785
           Accrued liabilities                                        (207,717)          34,461
                                                                  ------------     ------------
                  Net cash used in operating activities               (452,707)        (571,657)

Cash flows from investing activities:
      Purchases of property                                           (206,736)        (141,241)
      Proceeds from sale of short-term investments                   1,924,507               --
      (Increase) decrease in other assets                               10,410         (149,718)
                                                                  ------------     ------------
           Net cash provided by (used in) investing activities       1,728,181         (290,959)

Cash flows from financing activities:
      Repayment of capital lease obligation and long-term debt         (13,504)         (15,959)
      Net proceeds from issuance of common stock                       126,612          188,801
      Repurchase of common stock                                      (154,475)              --
                                                                  ------------     ------------
           Net cash provided by (used in) financing activities         (41,367)         172,842

Net increase (decrease) in cash and cash equivalents                 1,234,107         (689,774)

Cash and cash equivalents, beginning of period                      10,460,810       18,157,160
                                                                  ------------     ------------
Cash and cash equivalents, end of period                          $ 11,694,917     $ 17,467,386
                                                                  ============     ============
Supplemental disclosures of cash flow information:
  Interest paid                                                   $      2,403     $      8,327
                                                                  ============     ============
  Income taxes paid                                               $     12,480     $      9,666
                                                                  ============     ============
Supplemental schedule of noncash transactions:
  Notes receivable for stock sales                                $         --     $    457,052
                                                                  ============     ============

                                  VITALCOM INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1. Basis of Presentation

The interim condensed financial statements included herein have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998 and filed with the SEC. In the opinion of management, the condensed financial statements included herein reflect all normal, recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 1999, and the results of its operations and its cash flows for the three-month and six-month periods ended June 30, 1999 and 1998. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

2. Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of common and common equivalent shares outstanding. For the three-month and six-month periods ended June 30, 1999 and 1998, the diluted weighted average shares were equal to the basic weighted average shares because the conversion of options was anti-dilutive.

3. Stock Plans and Stockholders' Equity

Stock Option Plans - The following is a summary of stock option transactions under the 1993 Stock Option Plan (the "1993 Plan") for the six months ended June 30, 1999:

                                                                        Number of
                               Number of             Price per           options
                                shares                 share           exercisable
                               ---------           --------------      -----------
Balance, December 31, 1998     1,440,040           $0.60 to $4.00
  Granted                        363,790           $1.50 to $3.00
  Exercised                      (11,750)          $0.60 to $1.28
  Canceled                      (130,482)          $0.60 to $5.72
                               ---------
Balance, June 30, 1999         1,661,598           $0.60 to $4.00        413,334
                               =========

At June 30, 1999, 530,023 options were available for grant under the 1993 Plan.

The following is a summary of stock option transactions under the 1996 Stock Option Plan (the "1996 Plan") for the six months ended June 30, 1999:

                                                               Number of
                               Number of       Price per        options
                                shares           share        exercisable
                               ---------    --------------    -----------
Balance, December 31, 1998      48,057      $3.00 to $4.00
  Canceled                     (17,855)     $3.00 to $6.00
                               -------
Balance, June 30, 1999          30,202      $3.00 to $4.00      16,151
                               =======

         At June 30, 1999, 69,798 options were available for grant under the 1996 Plan.

There were no stock transactions under the 1996 Director Option Plan (the "Director Plan") for the six months ended June 30, 1999. At June 30, 1999, 60,000 options were available for grant under the Director Plan and no options were exercisable.

The Company has reserved an aggregate of 300,000 shares of Common Stock for issuance under its 1996 Employee Stock Purchase Plan (the "ESPP"). The ESPP was adopted by the Board of Directors in January 1996 and approved by the Company's stockholders prior to the consummation of the Company's initial public offering in February 1996. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended, and permits eligible employees of the Company to purchase Common Stock through payroll deductions of up to 10% of their compensation provided that no employee may purchase more than $25,000 worth of stock in any calendar year. The ESPP was implemented by an offering period commencing on February 14, 1996 and ending on the last business day in the period ending October 31, 1996. Each subsequent offering period (an "Offering Period") commences on the day following the end of the prior Offering Period and has a duration of six months. The price of Common Stock purchased under the ESPP will be 85% of the lower of the fair market value of the Common Stock on the first or last day of each offering period. The ESPP will expire in the year 2006. In the six months ended June 30, 1999 the Company issued 34,867 shares of Common Stock under the ESPP for $46,303.

4. Segment Reporting

Utilizing the management approach, the Company has broken down its business based upon sales through its two distribution channels. The Company does not allocate operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, segment information reported includes only net sales.

Selected information regarding the Company's product sectors is as follows:

                                                         Enterprise Monitoring
                                       OEM Products             Products
                                      ---------------    -----------------------
Six months ended June 30, 1999
     Net Sales......................    $5,223,567             $3,186,787
Six months ended June 30, 1998
     Net Sales......................    $5,682,656             $4,845,649

5. Subsequent Event

Stock Repurchase Program -In April 1999, the Company announced its plans to implement a stock repurchase program whereby up to 800,000 shares of its Common Stock may be purchased in the open market from time to time. As of August 12, 1999, 137,350 shares of Common Stock had been repurchased by the Company at an aggregate price of $154,475.

Recent Accounting Pronouncements--In June 1997, the FASB issued Statement of Financial Accounting Standard No. 130 (SFAS 130), Reporting Comprehensive Income. This statement is effective for fiscal years commencing after December 15, 1997. SFAS 130 establishes standards for the reporting and disclosure of comprehensive income (revenues, expenses, gains and losses) in a full set of general purpose financial statements. For the six months ended June 30, 1999, there was no difference between comprehensive income and amounts currently reported in the Company's financial statements.

In March 1998, the American Institute of Certified Public Accountants issued Statement of Accounting Position No. 98-1 (SOP 98-1), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and requires costs incurred in the application development stage (whether internal or external) to be capitalized. This SOP is applicable to all financial statements for fiscal years beginning after December 15, 1998. Management does not believe the implementation of SOP 98-1 will have a material effect on the Company's financial position or results of operations.

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

In October 1997, the FASB issued Statement of Position No. 97-2 (SOP 97-2), Software Revenue Recognition. SOP 97-2 establishes new standards of accounting for multiple element arrangements and post-contract customer support and services. With the Company's introduction of after sales support programs including software maintenance, extended hardware warranty and hardware obsolescence programs, providing upgrades when and if available, and promotional programs to move its customers to its new Enterprise Monitoring system for the e-Hospital, when and if available, the Company will begin accounting for these contracts under SOP 97-2, deferring revenue to future periods. If successful in its promotional offering and after sales support programs, revenues received from these contracts will be deferred to future periods under SOP 97-2, which could have a material adverse effect on revenues in the third and fourth quarters of 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH FORWARD-LOOKING STATEMENTS INCLUDE THOSE REGARDING THE SALES CYCLE FOR ENTERPRISE MONITORING SYSTEMS, SEASONAL VARIATIONS IN SALES OF ITS ENTERPRISE MONITORING SYSTEMS AND OEM PRODUCT SALES, CONTINUED REDUCTION IN THE COST OF MATERIAL AND MANUFACTURING OVERHEAD, LOWER COSTS, THAT THE COMPANY EXPECTS TO SPEND APPROXIMATELY $600,000 IN CAPITAL EXPENDITURES IN THE NEXT SIX MONTHS, THAT THE COMPANY BELIEVES THAT EXISTING CASH RESOURCES AND ITS LINE OF CREDIT FACILITIES WILL BE SUFFICIENT TO FUND THE COMPANY'S OPERATIONS FOR THE NEXT TWELVE MONTHS, THAT THE COMPANY INTENDS TO IMPLEMENT A STOCK REPURCHASE PROGRAM, THE OUTCOME OF ANY REGULATORY DEVELOPMENT, THE PROBABLE FCC LICENSING OF A NEW BAND FOR MEDICAL TELEMETRY AND THE COMPANY'S INTENT TO DEVELOP RF PRODUCTS TO OPERATE IN THIS NEW BAND, POTENTIAL NEW PRODUCTS, REBUILDING OF THE COMPANY'S FUNNEL OF POTENTIAL NEW ENTERPRISE MONITORING SYSTEMS SALES, THE COMPANY'S ESTIMATED EXPENDITURES FOR YEAR 2000 COMPLIANCE, THE EXPECTED EFFECT OF YEAR 2000 COMPLIANCE ON THE COMPANY AND THE EFFECT AND TIMING OF YEAR 2000 COMPLIANCE ON THE COMPANY'S CUSTOMERS. ACTUAL RESULTS MAY VARY SUBSTANTIALLY FROM THESE FORWARD-LOOKING STATEMENTS FOR MANY REASONS, INCLUDING BUT NOT LIMITED TO THOSE SET FORTH UNDER THE CAPTION "- FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS AND FINANCIAL CONDITION". ADDITIONAL INFORMATION IS AVAILABLE IN OTHER COMPANY REPORTS AND OTHER DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

         In July 1999 the Company announced a new product to be sold by the Company's direct sales force "Enterprise Monitoring for the Electronic Hospital". The new Enterprise Monitoring system for the e-Hospital will replace the Company's existing product line of Enterprise Monitoring products sold by its direct sales force, includes open system architecture, enterprise-wide connectivity with web-enabled access, more connections to other manufacturers' monitoring equipment and other additional features and functions. In addition, it is the platform for the Company's anticipated implementation of the new medical radio frequency (RF) bands proposed by industry to the Federal Communications Commission (FCC). In connection with the introduction of its new Enterprise Monitoring System for the e-Hospital the Company has re-priced its products, introduced after sales support products including software maintenance, extended hardware warranty and hardware obsolescence programs. The Company is offering after sales support agreements and upgrades, when and if available, to its existing hospital customers at a promotional price through December 31, 1999.

         Revenues from sales of Enterprise Monitoring systems sold by the Company's direct sales force are recognized upon shipment. Revenues from sales of its Enterprise Monitoring system for the e-Hospital will also be recognized upon shipment. However, revenues from the Company's promotional offer to existing customers to move to its new Enterprise

Monitoring System for the e-Hospital and after sales support programs for new customers will be deferred to future periods under SOP 97-2, Software Revenue Recognition, which includes accounting for multiple element arrangements and post-contract customer support and services. If the Company is successful in its promotional efforts the Company could experience lower revenues in the third and fourth quarters of 1999 due to the deferral of revenues under SOP 97-2. The sales cycle for Enterprise Monitoring systems has typically been from nine to 18 months. The Company has experienced seasonal variations in sales of its Enterprise Monitoring systems, with sales in the first quarter typically lower than the preceding fourth quarter's sales due to customer budget cycles and sales remaining relatively flat during the third quarter. Furthermore, a large percentage of a particular quarter's shipments of Networked Monitoring systems has historically been booked in the last weeks of the quarter.

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

          In the next two years, many companies will face a potentially serious information systems (computer) problem because many software application and operational programs written in the past may not properly recognize calendar dates beginning in the Year 2000. For more information on issues pertaining to the Year 2000, see "Factors that May Affect Future Operating Results And Financial Condition" - Year 2000 Computer Systems Compliance.

RESULTS OF OPERATIONS - THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 1999 AND JUNE 30, 1998

Total Revenues. Total revenues consist of revenue from sales of Enterprise Monitoring systems and OEM products, together with fees for installation and servicing of Enterprise Monitoring products. Total revenues decreased 33.7% to $3.6 million in the three months ended June 30, 1999 from $5.4 million for the three months ended June 30, 1998. Total revenues decreased 20.1% to $8.4 million in the six months ended June 30, 1999 from $10.5 million in the six months ended June 30, 1998. Management believes that a contributing factor to the decrease in Enterprise Monitoring revenues was delayed sales agreements as hospitals diverted spending to address other vendors' year 2000 issues. The decrease in OEM revenues resulted from a shift in sales strategy by a large OEM customer following its sale to new investors that adversely impacted revenues. It is unclear to the Company what effect if any of any future sales to this OEM customer.

Gross Margins. Cost of goods sold generally includes material, direct labor, overhead and for Enterprise Monitoring systems, installation expenses. Cost of sales decreased 24.8% to $1.8 million in the three months ended June 30, 1999 from $2.4 million in the three months ended June 30, 1998. Gross margin decreased to 50.6% in the second quarter of 1999 compared to 56.5% for the second quarter of 1998. The decrease in gross margin in the second quarter of 1999 as compared to the second quarter of 1998 was due to the lower percentage of Enterprise Monitoring systems sold, whose distribution channel is directly to the hospital which generates a higher gross margin.

Cost of goods sold decreased 21.5% to $3.8 million for the six month period ended June 30, 1999 from $4.8 million in the six months ended June 30, 1998. Gross margin improved to 54.8% in the six months ended June 30, 1999 compared to 54.0% for the six months ended June 30, 1998. The increase in gross margin in the first six months of 1999 as compared to the same period of 1998 was due primarily to the reductions in overhead and materials costs.

Sales and Marketing Expenses. Sales and marketing expenses include payroll, commissions and related costs attributable to Enterprise Monitoring systems and OEM sales and marketing personnel, travel and entertainment expenses and other promotional expenses. Sales and marketing expenses were $1.5 million, or 41.3% of total revenue in the three months ended June 30, 1999, as compared to $1.8 million or 33.4% of total revenue for the three months ended June 30, 1998. The $328,326 decrease in sales and marketing expenses in the second quarter of 1999 as compared to the second quarter of 1998 was primarily due to lower salary and commission expenses in addition to lower travel charges. This was due in part by the reduction in the number of sales representatives as the Company is actively in the process of recruiting and expanding both the OEM and Direct sales force.

Sales and marketing expenses were $3.1 million, or 36.4% of total revenue in the six months ended June 30, 1999, as compared to $3.5 million or 33.6% of total revenue in the six months ended June 30, 1998. The $477,915 decrease in sales and marketing expenses in the six months ended June 30, 1999 as compared to the six months ended June 30, 1998 was due to the lower salary, commission, and travel expenses resulting from lower revenue volume.

Research and Development Expenses. Research and development expenses include payroll and related costs attributable to research and development personnel, prototyping expenses, consulting and other costs. Research and development expenses were $1.3 million or 35.6% of total revenue in the three months ended June 30, 1999, as compared to $1.3 million or 24.6% of total revenue in the three months ended June 30, 1998.

Research and development expenses were $2.4 million, or 28.6% of total revenue in the six months ended June 30, 1999, as compared to $2.5 million or 23.9% of total revenue in the six months ended June 30, 1998. The $107,634 decrease in research and development expenses in the first six months of 1999 as compared to the first six months of 1998 was due to lower recruitment expenses.

General and Administrative Expenses. General and administrative expense includes accounting, finance, information systems, human resources, general administration, executive officers and professional fee expenses. General and administrative expenses were $541,304 or 15.0% of total revenue in the three months ended June 30, 1999, as compared to $501,060 or 9.2% of total revenue in the three months ended June 30, 1998. The increase in general and administrative expenses in the second quarter of 1999 as compared to the second quarter of 1998 was primarily attributable to higher outside professional fees.

General and administrative expenses were $1.1 million, or 13.5% of total revenue in the six months ended June 30, 1999, as compared to $1.1 million or 10.6% of total revenue in the six months ended June 30, 1998.

Other Income, Net. Other income, net, consists primarily of interest income earned on proceeds from the Company's initial public offering, net of payments made in respect of outstanding indebtedness. Other income, net, decreased to $203,960 in the three months ended June 30, 1999, as compared to $243,726 in the three months ended June 30, 1998. The decrease resulted from lower income derived from the Company's short-term investments related to the Company's cash position.

Other income, net, was $387,756 in the six months ended June 30, 1999, as compared to $461,994 in the six months ended June 30, 1998. The decrease resulted from the lower income derived from the Company's short-term investments.

Provision for Income Taxes: The Company had minimum state tax provisions of $9,000 and $6,300 in the three months ended June 30, 1999 and 1998, respectively. For the six months ended June 30, 1999 the Company had minimum state tax provisions of $18,000 and $12,600 for the six months ended June 30, 1999 and 1998.

LIQUIDITY AND CAPITAL RESOURCES

          The Company has financed its operations (including capital expenditures) through net proceeds from the Company's February 1996 initial public offering, cash flow from operations, cash and cash equivalent balances, a bank line of credit and long-term debt. During the year ended December 31, 1996, the Company issued 2,300,000 shares of common stock in its initial public offering, raising $25.6 million, net of expenses. At June 30, 1999 the Company had $15.1 million in cash and cash equivalents, and short-term investments as compared to $15.8 million at December 31, 1998.

          In the first six months of 1999, the Company used cash in operating activities of $452,707 to fund a $1,619,669 net loss. In addition, $207,717 was used for accrued liabilities and $119,260 was used for payroll and related costs. Uses of cash were partially offset by cash provided from the $945,405 reduction in accounts receivable, $329,890 in non-cash adjustments provided by depreciation and amortization of fixed assets and intangible assets, and $180,656 in the increase in accounts payable.

          The Company provided $1,728,181 in cash from investing activities of which $1,924,507 was provided by the sale of short-term investments. Cash used for investing activities was $206,736 for the purchase of capital equipment in the first six months of 1999.

          The Company used $41,367 in cash from financing activities in the first six months of 1999, principally, $154,475 in cash was used to repurchase the Company's Common Stock. This was partially offset by $126,612 in net proceeds from the issuance of the Company's Common Stock for the matching contribution to its 401(k) plan and Common Stock purchased through its ESPP plan.

          In the first six months of 1998, the Company used cash in operating activities of $571,657 to fund a $1,030,802 net loss. In addition, $394,358 was used for payroll and related costs, $269,492 was used to pay down accounts payable and $86,620 was attributable to the reduction in the accrued warranty charges. Uses of cash were partially offset by $820,734 in cash provided from the reduction in accounts receivable and $343,989 in non-cash adjustments provided by depreciation and amortization of fixed assets and intangible assets.

          The Company used $290,959 for investing activities in the first six months of 1998. The principal components were $149,718 for the prepayment of Directors and Officer's Liability Insurance and $141,241 in cash used to purchase capital equipment.

          The Company received $172,842 in net cash from financing activities in the first six months of 1998. This included $188,801 in net proceeds from the issuance of Common Stock offset partially by $15,959 in cash used in the repayment of capital lease obligations.

          At June 30, 1999, the Company's principal sources of liquidity consisted of $15.1 million of cash, cash equivalents, and short-term investments and $5.0 million of available credit facilities. In December 1998, the Company renewed a secured lending arrangement (the "Agreement") with Silicon Valley Bank, providing for a $5.0 million revolving line of credit bearing interest at either the bank's prime rate or LIBOR interbank market rate, as selected by the Company. In July 1999, the Company and Silicon Valley Bank amended the Agreement to provide the Company with the ability to repurchase additional shares of its Common Stock, provided that the total amount paid does not exceed $2,000,000 in any fiscal year. The bank does not have security interest in any of the Company's assets until the Company is borrowing under the line of credit. The Agreement expires in December 1999. At June 30, 1999, there were no borrowings outstanding under the Agreement and the Company was in compliance with all covenants. The financial covenants require that the Company maintain a quick assets ratio of not less than 1.75 to 1, maintain tangible net worth of not less than $18,000,000, maintain a ratio of total liabilities to tangible net worth of not more than .75 to 1, and not incur a net loss (after taxes) for the fiscal year ending December 31, 1999 in excess of $2,000,000.

          The Company's principal commitment at June 30, 1999 consisted of a lease on its office and manufacturing facility. The Company expects to spend approximately $600,000 for capital expenditures during the remaining six months of 1999.

          The Company believes that existing cash resources, cash flows from operations, if any, and line of credit facilities will be sufficient to fund the Company's operations for at least the next twelve months.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS AND FINANCIAL CONDITION

          Dependence on Increased Market Acceptance of Enterprise Monitoring Systems. Since 1995, the Company's sales levels for its Enterprise Monitoring systems have been lower than expected, which, together with investments and expense levels that are incurred based on the expectation of higher sales, has resulted in net losses in each year since 1995 and has had a material adverse effect on the Company's business, operating results and financial condition. If the Company is not successful in increasing sales levels of its Enterprise Monitoring systems in future periods, the Company's business, operating results and financial condition will continue to be materially adversely affected.

          Introduction of New Product - Enterprise Monitoring System for the e-Hospital- and Deferred Revenue. In July 1999 the Company announced a new product to be sold by the Company's direct sales force - "Enterprise Monitoring for the Electronic Hospital". The new Enterprise Monitoring system for the e-Hospital will replace the Company's existing product line of Enterprise Monitoring products sold by its direct sales force, includes open system architecture, enterprise-wide connectivity with web-enabled access, more connections to other manufacturers' monitoring equipment and other additional features and functions. In addition, it is the platform for the Company's anticipated implementation of the new medical radio frequency (RF) bands proposed by industry to the Federal Communications Commission (FCC). In connection with the introduction of its new Enterprise Monitoring System for the e-Hospital the Company has re-priced its products, introduced after sales support products including software maintenance, extended hardware warranty and hardware obsolescence programs. The Company is offering after sales support agreements and upgrades, when and if available, to its existing hospital customers at a promotional price through December 31, 1999.

          Revenues from sales of Enterprise Monitoring systems sold by the Company's direct sales force are recognized upon shipment. Revenues from sales of its Enterprise Monitoring system for the e-Hospital will also be recognized upon shipment. However, revenues from the Company's promotional offer to existing customers to move to its new Enterprise Monitoring System for the e-Hospital and after sales support programs for new customers will be deferred to future periods under SOP 97-2, Software Revenue Recognition, which includes accounting for multiple element arrangements and post-contract customer support and services. If the Company is successful in its promotional efforts the Company could experience lower revenues in the third and fourth quarters of 1999 due to the deferral of revenues under SOP 97-2. In addition, as customers analyze the Company's new offerings, contract signings could be delayed, which could also contribute to lower revenues in the third and fourth quarters of 1999.

          Fluctuations in Quarterly Results. The Company's quarterly operating results have fluctuated in the past and may fluctuate significantly from quarter to quarter in the future as a result of a number of factors, including, but not limited to the size and timing of orders; the length of the sales cycle; the ability of the Company's customers to obtain budget allocations for the purchase of the Company's products; changes in pricing policies or price reductions by the Company or its competitors; mix of sales between Enterprise Monitoring systems and OEM products; the timing of new product announcements and introductions by the Company or its competitors; deferrals of customer orders in anticipation of new products or product enhancements; the deferral of orders as customers divert time and budgets to year 2000 issues; the Company's ability to develop, introduce and market new products and product enhancements; market acceptance of new products or product enhancements; the Company's ability to control costs; the availability of components; costs associated with responding to software "bugs" or errors; regulatory compliance and timing of regulatory clearances; changes in government regulations and other regulatory developments; and general economic factors.

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

          Lengthy Sales Cycle. The decision by a healthcare provider to replace or substantially upgrade its clinical information systems typically involves a major commitment of capital and an extended review and approval process, and this review and approval process is becoming more complex, more financially oriented and increasingly subject to overall integration into the hospital's information systems planning. The sales cycle for the Company's Enterprise Monitoring systems has typically been nine to 18 months from initial contact to receipt of a purchase order. During this period, the Company expends substantial time, effort and funds preparing a contract proposal and negotiating a purchase order without any guarantee that the Company will complete the transaction. Any significant or ongoing failure to reach definitive agreements with customers has in the past and may in the future have a material adverse effect on the Company's business, operating results and financial condition.

          Possible Delisting of Securities from the Nasdaq National Market. The Company's Common Stock trades on the Nasdaq National Market. The Nasdaq National Market's continued listing standards require the Company to have (i) at least 750,000 shares publicly held; (ii) a market value of publicly held shares of at least $5 million; (iii) net tangible assets of at least $4 million; (iv) at least 400 shareholders of round lots; and (v) a minimum bid price of at least $1 per share. The Company believes that it currently does not meet item (ii) above, and it is possible that the Company could fall below other criteria in the future. Accordingly, the Company may be subject to possible delisting procedures in the future from the Nasdaq National Market. In this regard, the Company received notice from the Nasdaq National Market that Nasdaq would review the Company's compliance. The Company has a hearing before a panel authorized by The Nasdaq Stock Market Board of Directors in mid-August 1999. If the Company does not achieve compliance by the time of the panel's ruling, which is anticipated to be four to six weeks after the hearing date, or if the panel does not grant the Company additional time in which to become compliant, it may become delisted from the Nasdaq National Market and moved to the Nasdaq Small Cap market which could adversely affect the ability or willingness of investors to purchase the Company's securities and therefore would severely adversely affect the market liquidity for the Company's securities.

          Competition. The Company's Enterprise Monitoring systems compete with systems offered by a number of competitors, including Hewlett-Packard Company, SpaceLabs, Inc. and General Electric Company, all of which have significantly greater financial, technical, research and development and marketing resources than the Company. In addition, many of these competitors have longstanding relationships with acute care hospitals and IHDNs. There can be no assurance that the Company will be able to sell to such hospitals or IHDNs or that the Company will be able to compete successfully with such vendors, and any inability to do so could have a material adverse effect on the Company's business, operating results and financial condition. While the Company is not aware of any competitive open system multi-parameter Enterprise Monitoring systems currently available, the Company's OpenNet applications may face significant competition in the future from Health Care Information Service ("HCIS") providers, patient monitoring companies, life support device companies and general purpose data network providers. Such potential competitors may elect to enter this market and compete with the Company using significantly greater financial, technical, research and development and marketing resources than are available to the Company. In addition, the Company's success in selling its multi-parameter OpenNet networks to hospitals and IHDNs will depend to a large extent on its ability to interface with patient monitoring and life support devices of other vendors. Any action on the part of such other vendors to make such interfacing more difficult or impossible could have a material adverse effect on the Company's business, operating results and financial condition. The market for the Company's OEM products is also intensely competitive. The Company sells to a range of patient monitoring and life support device companies, many of which have significantly greater financial, technical, research and development and marketing resources than the Company. There can be no assurance that current OEM customers will not elect to design and manufacture patient monitoring and system components currently supplied by the Company or elect to contract with other OEM suppliers or that such OEM will change sales strategy to focus their efforts on other markets and products. Any such design or manufacturing election or business strategy decision by one or more of such OEM customers could have a material adverse effect on the Company's business, operating results and financial condition.

          In addition, the Company may in the future elect to incorporate in its OEM products the hardware and software for larger networks and expand the number of OEM customers with the hardware and software required for real-time redistribution of information to Remote Viewing Stations for use in specialty departments of hospitals for which the Company's OEM customers design and sell their products. Although the Company believes that its OEM customers would not compete with its Enterprise Monitoring systems because the Enterprise Monitoring systems are sold to hospitals and IHDNs who elect to install larger, more dispersed systems, the Company could face competition with its OEM customers to the extent hospitals forego purchasing the Company's facility-wide Enterprise Monitoring systems for the smaller departmental systems of its OEM customers.

          Customer Concentration; Dependence on Departmental Products. The Company's OEM product sales, which represented approximately 55.6%, 53.7% and 57.9% of the Company's total net revenues in 1996, 1997 and 1998, respectively, have historically been to a small number of OEM customers. In 1998, Quinton Instrument Company and Datascope Corporation accounted for approximately 19.7% and 22.6%, respectively, of the Company's total revenues. In the six months ended June 30, 1999, Quinton Instrument Company and Datascope Corporation accounted for approximately 22% and 33%, respectively, of the Company's total revenues. The loss of, or a reduction in sales to, any such OEM customer would have a material adverse effect on the Company's business, operating results and financial condition.

          Technological Change; Need to Develop New Products. Many aspects of the medical equipment industry are undergoing rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards. Historically, the Company derived substantially all of its revenue from sales of its Enterprise Monitoring systems and OEM products. The Company believes that as the market for these products matures, VitalCom's future success will depend upon its ability to develop and introduce on a timely basis new products and product enhancements that keep pace with technological developments and that address the increasingly sophisticated needs of acute care hospitals and IHDNs. In addition, the introduction of competing products embodying new technologies and the emergence of new industry standards could render the Company's existing products unmarketable or obsolete. If the Company is unable to develop and introduce product enhancements and new products in a timely and cost-effective manner in response to changing market conditions or customer requirements, or if the Company's new products or product enhancements do not achieve market acceptance, the Company's business, operating results and financial condition will be materially adversely affected.

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

          The Company's radio frequency transmitter devices are subject to regulation by the Federal Communication Commission ("FCC"), and applicable approvals must be obtained before shipment of such products. The Company believes that all of its products designated for sale in the United States meet FCC regulations, including US FCC Part 15 for electromagnetic emissions. The FCC approval process starts with the collection of test data that demonstrates that a product meets the requirements stated in Part 15 of the FCC regulations. This data is then included as part of a report and application that is submitted to the FCC requesting approval. The FCC may grant or request additional information or withhold approval. Any failure of the Company's products to conform to governmental regulations or any delay or failure to obtain required FCC approvals in the future, if any, could cause the delay or loss of sales of the Company's products and therefore have a material adverse effect on the Company's business, financial condition and result of operations.

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

          During 1998 the Company joined a task force created by the American Hospital Association (AHA) and the FDA called the Spectrum Selection Workgroup Medical Telemetry Task Force (the "Task Force") along with several other medical RF users, including its competitors. The purpose of the Task Force is to respond to potential interference problems from HDTV, land mobile users and low power television to wireless patient monitoring devices. The Task Force's mission is to identify spectrum candidates for future medical telemetry use, evaluate use and make recommendations to the FCC. As such, the Task Force has petitioned the FCC to license the UHF 608 MHz to 614 MHz band, currently reserved for radio astronomy, for medical use. The Task Force submitted its proposals to the FCC in the second quarter of 1999. The Task Force asked the FCC to expedite licensing for medical RF applications in the 608 MHz to 614 MHz band. The FCC has issued a proposed rule and the proposed rule is now available for public commentary. It is anticipated that the final ruling would be made before the end of 1999. In the event the FCC approves this license, which the Company believes is probable, the Company may be at a disadvantage in the marketplace if one or more of its competitors develop and introduce RF products in this new band before the Company introduces products in the new band, resulting in lost or delayed revenues. In addition, the costs of developing RF transmitter and receiver products in this new band could be expensive or divert research and development resources from other projects resulting in higher costs and delayed projects. Any such competitive advantage of the Company's competitors and any additional development costs associated with expanding the Company's UHF RF product offerings could have a material adverse effect on the Company's business, operating results and financial condition. Additionally, future regulatory changes could significantly affect the Company's operations by diverting the Company's development efforts, making current products obsolete or increasing the opportunity for additional competition which could have a material adverse effect on the Company's business, operating results and financial condition.

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

          All products the Company is currently selling and installing are Y2K compliant. The Company's Enterprise Monitoring systems and OEM central stations use a personal computer (PC) platform and include operating system, display, clinical analysis and networking software. The Company's research and development department has evaluated all Company Enterprise Monitoring products built and shipped on or after January 1, 1990. Test procedures included testing for (a) transition dates of December 31, 1999 to January 1, 2000 and December 31, 2000 to January 1, 2001; (b) leap year transition dates of February 28, 2000 to February 29, 2000 and February 29, 2000 to March 1, 2000; (c) a powered-down rollover test; (d) a powered-up rollover test; (e) a check of the date and time of history events and full disclosure on monitor displays; (f) alarms set and check for correct functioning after the transition dates and times; and (g) verification for printouts for a three month period during the transition dates. The Company tested a total of 111 hardware and software combinations. Of the 111 product combinations tested 40 combinations are compliant and Y2K certified, 35 are compliant with a simple workaround such as a power-down and power-up, 32 are not fully compliant, but which have relatively simple workarounds to provide a solution for the product to make it compliant, and 4 are not compliant and have no work around. All of the Company's Enterprise Monitoring customers have received a technical bulletin explaining the status of the Company's Y2K compliance requirements and applicable workarounds, if necessary. Recently the Company expanded its testing beyond the generally accepted Y2K criteria enumerated above to include testing for dates of January 1, 2001 and beyond. Testing has been completed for the expanded year 2001 and beyond analysis. Tests verify that the Company's 486 based personal computer products that print reports with an invalid date are limited to two of the four Y2K tested software versions found non-compliant and for which there is no work around. The Company has provided a letter and technical bulletin to those customers that are affected by older versions of hardware and software that exhibit invalid dates after 2001. The Company believes that it does not have any contractual obligation to update or replace any software or equipment for its customers at no charge. The Company's OEM customers are responsible for Y2K compliance and support for their end user customers. All of the Company's transmitters, receivers (RF products) and display monitors are Year 2000 compliant based on the fact that none of these devices contain a real time clock that would pose a Year 2000 date compliance issue.

          The Company has conducted an internal review of most of its internal systems, including inventory, manufacturing, planning, finance, human resources, payroll, automation, laboratory, and research systems. The systems affected by the Year 2000 problem are divided into eight categories including the Company's Enterprise Monitoring systems and OEM central stations discussed above. Business Computer Systems comprise any mainframe, midrange, or PC based computer system used in corporate operations. These systems generally involve application code provided by third-party vendors supported by internal staff. Technical Infrastructure are specific computer and process control software systems. End User Computing comprise the PC and server based office automation. Suppliers, Agents, and Service Providers comprise the software formulated by our suppliers, banks, utilities, and other suppliers. Manufacturing, Warehousing, Servicing Equipment comprise the equipment on our factory floor and warehouse areas that may be date dependent, especially micro-processor controlled devices. Environmental Operations in Plant, Offices and Other Sites comprise the Company's HVAC, security/access system, elevators, PBX, fire and alarm systems, and other systems of this nature. Dedicated Research and Development Test Facilities comprise controllers, devices, instruments etc. in the Company's test facilities.

          As part of the Company's review to assure compliance with Year 2000, the Company has formed a task force (the "Y2K Task Force") to oversee Year 2000 and leap year issues. The Y2K Task Force has reviewed all IT Systems and Non-IT Systems that have been determined not to be Year 2000 and leap year compliant and has identified and begun implementation of solutions to ensure such compliance. The Company has prioritized the remediation effort to fix critical business systems first, non-critical systems second, and cosmetic changes to reports and displays last. Key critical business systems, such as Financials (General Ledger, Purchasing, Accounts Payable, Accounts Receivable and Fixed Assets) and Material Requirements Planning, are currently 100% compliant. Remaining critical and non-critical business systems are expected to be completed by the end of 1999 and cosmetic changes to reports and displays are anticipated to be completed in the fourth quarter of 1999. As part of contingency planning, the Company is developing procedures for those areas that are critical to its business. These plans will be designed to mitigate serious disruptions to the business beyond the end of 1999. The major efforts in contingency planning occurred in the last quarter of 1998 with the expectation that contingency plans will be in place by the end of the third quarter of 1999.

          The Company has contacted its major customers, vendors, and service suppliers whose systems failures potentially could have a significant impact on the Company's operations to verify their Year 2000 readiness to determine potential exposure to Year 2000 issues. The Company has been informed by 75 percent of its major customers, vendors, and service suppliers that such suppliers will be Year 2000 compliant by the end of 1999. Failure of these third parties systems to timely achieve Year 2000 compliance could have a material adverse effect on the business, financial condition, results of operations and prospects of the Company. Year 2000 problems could affect many of the Company's production, distribution, plant equipment, financial and administrative operations. Systems critical to the business which have been identified as non-Year 2000 compliant are either being replaced or corrected through programming modifications. The Company has not determined the state of compliance of certain third-party suppliers of services such as phone companies, long distance carriers, financial institutions and electric companies. The failure of any one could severely disrupt the Company's ability to carry on its business as will as disrupt the business of the Company's customers.

          Remediation of problems discovered will be corrected through internal efforts, vendor upgrades, replacement, or decommissioning of obsolete systems and equipment. External and internal costs associated with these efforts are currently expected to be approximately $200,000. As of June 30, 1999, the Company had spent less than $20,000 on costs associated with the Year 2000 effort. The Company does not expect the costs relating to Year 2000 remediation to have a material effect on results of operations or financial condition.

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

          Risks Associated With Recent Management Changes. In recent years, the Company has experienced a high degree of turnover in its senior management team. These management changes have involved disruptions to the Company's day-to-day operations, have interrupted continuity in customer relationships and have created delays in sales cycles or product release schedules. Although the Company believes that its existing senior management will be successful in improving the Company's business, operating results and financial condition, there can be no assurance that such changes will not have a material adverse effect on the Company's business, operating results and financial condition in future periods.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

          The Company's financial instruments include cash and long-term debt. At June 30, 1999, the carrying values of the Company's financial instruments approximated their fair values based on current market prices and rates.

          It is the Company's policy not to enter into derivative financial instruments. The Company does not currently have any significant foreign currency exposure since it does not transact business in foreign currencies. Due to this, the Company does not have significant overall currency exposure at June 30, 1999. The Company's market risk disclosures are not material and are therefore not required

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

          In July 1999 the Company filed two legal actions. The first lawsuit was filed against a company formed by two former officers and two former employees of the Company, and is a complaint for trade secret misappropriation, conversion, statutory unfair competition, common law unfair competition, breach of contract, and breach of fiduciary duty. The second action was filed against a company formed by a former consultant to the Company and alleges breach of contract and intentional interference with contractual relations and economic advantage.

Item 4.  Submission of Matters to a Vote of Security-Holders

          The Company held an Annual Meeting of Stockholders on May 20, 1999. At the Annual Meeting, the following votes were cast for the proposals indicated:

Proposal One:    Election of Directors:

               Name                      For         Withheld
               ----                      ---         --------
               Frank T. Sample         7,706,739      8,764
               Patrick T. Hackett      7,706,853      8,650
               Jack W. Lasersohn       7,706,853      8,650
               Timothy T. Weglicki     7,706,853      8,650

Proposal Two: Ratification of the appointment of Deloitte & Touche LLP as independent public accountants of the Company for the fiscal period ending December 31, 1999:

                     For                         7,712,503
                     Against                         1,000
                     Abstain                         2,000

Item 5.  Other Information

Pursuant to the Company's Bylaws, stockholders who wish to bring matters or propose nominees for director at the Company's 2000 annual meeting of stockholders must provide specified information to the secretary of the Company not less than ninety (90) days prior to the first anniversary of the 1999 annual meeting (i.e., ninety (90) days prior to May 20, 2000), unless such matters are included in the Company's proxy statement pursuant to Rule 14a-8 under the Securities Exchange Act, as amended.

Item 6.  Exhibits and Reports on Form 8-K

Exhibits:

         10.1 Silicon Valley Bank Amendment to Loan Agreement

         27.1 Financial Data Schedule

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the reporting period.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 12, 1999.

                                VITALCOM INC.


                                /s/ Frank T. Sample
                                ------------------------------------------------
                                Frank T. Sample
                                President, Chief Executive Officer


                                /s/ Shelley B. Thunen
                                ------------------------------------------------
                                Shelley B. Thunen
                                Vice President Finance and
                                Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit No.                     Description
-----------                     -----------
    10.1        Silicon Valley Bank Amendment to Loan Agreement
    27.1        Financial Data Schedule