Form 10-Q
period 1999-09-30
VITALCOM INC
filed 1999-11-15
CIK 1006026

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended   September 30, 1999
                                              ----------------------

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________


Commission file number   0-27588
                       -----------


                                  VITALCOM INC.
             (Exact name of registrant as specified in its charter)


         DELAWARE                                       33-0538926
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                 Identification Number)


                              15222 DEL AMO AVENUE
                            TUSTIN, CALIFORNIA 92780
              (Address of principal executive offices and zip code)
                                 (714) 546-0147
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]   No [ ]


APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 12, 1999, there were 7,917,563 shares outstanding of the issuer's common stock.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                                  VITALCOM INC.
                                 BALANCE SHEETS



                                                          -------------------------------
                                                          SEPTEMBER 30,      DECEMBER 31,
                                                              1999               1998
                                                          ------------       ------------
                                                           (UNAUDITED)         (AUDITED)
                                     ASSETS

Current assets
      Cash and cash equivalents                           $  9,731,375       $ 10,460,810
      Short-term investments                                 3,227,295          5,369,213
      Accounts receivable, net                               3,364,152          4,615,295
      Unbilled accounts receivable                             237,216                 --
      Inventories, net                                       1,348,560          1,391,899
      Prepaid expenses                                         122,383            140,647
                                                          ------------       ------------
       Total current assets                                 18,030,981         21,977,864

Property
      Machinery and equipment                                1,532,141          1,503,905
      Office furniture and computer equipment                2,463,386          2,200,732
      Leasehold improvements                                   181,778            173,883
                                                          ------------       ------------
                                                             4,177,305          3,878,520
      Less accumulated amortization and depreciation        (2,672,527)        (2,223,301)
                                                          ------------       ------------
       Property, net                                         1,504,778          1,655,219

Other assets                                                   484,552            133,894
Long-term installments receivable, net                         927,124                 --
Goodwill, net                                                  431,160            455,573
                                                          ------------       ------------
                                                          $ 21,378,595       $ 24,222,550
                                                          ============       ============

                                  VITALCOM INC.
                          BALANCE SHEETS - (CONTINUED)



                                                                           -------------------------------
                                                                           SEPTEMBER 30,      DECEMBER 31,
                                                                                1999              1998
                                                                           ------------       ------------
                                                                            (UNAUDITED)         (AUDITED)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                     $    345,962       $    429,987
      Accrued payroll and related costs                                         750,814            804,887
      Accrued warranty costs                                                    656,745            757,448
      Accrued liabilities                                                       917,973            711,255
      Current portion of capital lease obligations                               27,574             24,990
                                                                           ------------       ------------
         Total current liabilities                                            2,699,068          2,728,567


Long-term deferred revenue                                                      871,652                 --
Capital lease obligations, less current portion                                   8,431             31,552

Redeemable preferred stock, 5,000,000 shares authorized,
      $.001 par value; no shares issued and outstanding
      at September 30, 1999 and December 31, 1998, respectively                      --                 --

Stockholders' equity (deficit):
      Common stock, including paid-in capital, $.0001 par value;
        25,000,000 shares authorized, 7,878,096 and 8,162,972 shares issued and outstanding at September 30, 1999 and December 31,
        1998, respectively                                                   37,619,695         37,491,563

      Note receivable for common stock sales                                    (30,590)           (30,590)
      Treasury stock, at cost                                                  (740,154)                --
      Accumulated deficit                                                   (19,049,507)       (15,998,542)
                                                                           ------------       ------------
         Net stockholders' equity                                            17,799,444         21,462,431
                                                                           ------------       ------------
                                                                           $ 21,378,595       $ 24,222,550
                                                                           ============       ============

                                  VITALCOM INC.
                            STATEMENTS OF OPERATIONS



                                                    -----------------------------     -----------------------------
                                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                                            SEPTEMBER 30,                    SEPTEMBER 30,
                                                        1999            1998              1999             1998
                                                    ------------     ------------     ------------     ------------
                                                             (UNAUDITED)                      (UNAUDITED)
Revenues                                            $  3,764,575     $  4,689,435     $ 12,174,929     $ 15,217,740

Cost of revenues                                       2,133,145        2,287,559        5,936,133        7,130,010
                                                    ------------     ------------     ------------     ------------

Gross profit                                           1,631,430        2,401,876        6,238,796        8,087,730

Operating expenses
  Sales and marketing                                  1,449,137        1,630,209        4,506,763        5,165,750
  Research and development                             1,335,532        1,001,293        3,742,498        3,515,893
  General and administration                             558,000          495,768        1,690,199        1,611,677
                                                    ------------     ------------     ------------     ------------
      Total operating expenses                         3,342,669        3,127,270        9,939,460       10,293,320

Operating loss                                        (1,711,239)        (725,394)      (3,700,664)      (2,205,590)

Other income, net                                        288,943          217,926          676,699          679,920

                                                    ------------     ------------     ------------     ------------
Loss before provision for income taxes                (1,422,296)        (507,468)      (3,023,965)      (1,525,670)

Provision for income taxes                                 9,000            6,300           27,000           18,900
                                                    ------------     ------------     ------------     ------------

Net loss                                            $ (1,431,296)    $   (513,768)    $ (3,050,965)    $ (1,544,570)
                                                    ============     ============     ============     ============


Net loss per basic and diluted common share         $      (0.18)    $      (0.06)    $      (0.37)    $      (0.19)
                                                    ============     ============     ============     ============

Weighted average basic and diluted common shares       8,115,767        8,208,259        8,169,576        8,152,583
                                                    ============     ============     ============     ============

                                  VITALCOM INC.
                            STATEMENTS OF CASH FLOWS



                                                                  -------------------------------
                                                                        NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                      1999               1998
                                                                  ------------       ------------
                                                                            (UNAUDITED)
Cash flows from operating activities:
      Net loss                                                    $ (3,050,965)      $ (1,544,570)
      Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
      Depreciation and amortization                                    473,639            470,069
      Loss on disposal of property                                       5,299             79,778
      Changes in operating assets and liabilities:
         Accounts receivable                                         1,251,143           (913,468)
         Unbilled accounts                                            (237,216)                --
         receivable
         Inventories                                                    43,339            (29,574)
         Prepaid expenses and other current assets                      18,264            (12,048)
         Long-term installments receivable                            (927,124)                --
         Accounts payable                                              (84,025)          (127,838)
         Accrued payroll and related costs                             (54,073)          (452,250)
         Accrued warranty costs                                       (100,703)          (141,913)
         Income taxes payable                                          (59,814)           (21,410)
         Accrued liabilities                                           266,532            (12,789)
                                                                  ------------       ------------
               Net cash used in operating activities                (2,455,704)        (2,706,013)

Cash flows from investing activities:
      Purchases of property                                           (304,084)          (206,507)
      Increase in long-term deferred revenue                           871,652                 --
      Proceeds from sale of short-term investments                   2,141,918                 --
      Increase in other assets                                        (350,658)          (149,070)
                                                                  ------------       ------------
         Net cash provided by (used in) investing activities         2,358,828           (355,577)

Cash flows from financing activities:
      Repayment of capital lease obligation and                        (20,537)           (22,264)
      long-term debt
      Net proceeds from issuance of common stock                       128,132            194,900
      Repurchase of common stock                                      (740,154)                --
                                                                  ------------       ------------
         Net cash provided by (used in) financing                     (632,559)           172,636
         activities

Net decrease in cash and cash equivalents                             (729,435)        (2,888,954)

Cash and cash equivalents, beginning of period                      10,460,810         18,157,160

                                                                  ------------       ------------
Cash and cash equivalents, end of period                          $  9,731,375       $ 15,268,206
                                                                  ============       ============

Supplemental disclosures of cash flow information:
  Interest paid                                                   $      3,324       $     10,663
                                                                  ============       ============
  Income taxes paid                                               $     19,610       $     14,161
                                                                  ============       ============

                                  VITALCOM INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)



1. BASIS OF PRESENTATION

The interim condensed financial statements included herein have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998 and filed with the SEC. In the opinion of management, the condensed financial statements included herein reflect all normal, recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 1999, and the results of its operations and its cash flows for the three-month and nine-month periods ended September 30, 1999 and 1998. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

2. NET LOSS PER SHARE

Net loss per share is computed by dividing net loss by the weighted average number of common and common equivalent shares outstanding. For the three-month and nine-month periods ended September 30, 1999 and 1998, the diluted weighted average shares were equal to the basic weighted average shares because the conversion of options was anti-dilutive.

3. STOCK PLANS AND STOCKHOLDERS' EQUITY

Stock Option Plans - The following is a summary of stock option transactions under the 1993 Stock Option Plan (the "1993 Plan") for the nine months ended September 30, 1999:

                                                                                  NUMBER OF
                                           NUMBER OF         PRICE PER             OPTIONS
                                            SHARES             SHARE             EXERCISABLE
                                           ---------       --------------        -----------
Balance, December 31, 1998                 1,440,040       $0.60 to $4.00
  Granted                                    415,790       $1.50 to $3.00
  Exercised                                  (16,750)      $0.60 to $1.28
  Canceled                                  (172,548)      $0.60 to $5.72
                                           ---------
Balance, September 30, 1999                1,666,532       $0.60 to $4.00           487,042
                                           =========

At September 30, 1999, 515,089 options were available for grant under the 1993 Plan.

The following is a summary of stock option transactions under the 1996 Stock Option Plan (the "1996 Plan") for the nine months ended September 30, 1999:

                                                                                  NUMBER OF
                                           NUMBER OF         PRICE PER             OPTIONS
                                            SHARES             SHARE             EXERCISABLE
                                           ---------       --------------        -----------
Balance, December 31, 1998                    48,057       $3.00 to $4.00
  Canceled                                  (25,697)       $3.00 to $6.00
                                           ---------
Balance, September 30, 1999                   22,360       $3.00 to $4.00           12,525
                                           =========

At September 30, 1999, 77,640 options were available for grant under the 1996 Plan.

There were no stock transactions under the 1996 Director Option Plan (the "Director Plan") for the nine months ended September 30, 1999. At September 30, 1999, 60,000 options were available for grant under the Director Plan and no options were exercisable.

The Company has reserved an aggregate of 300,000 shares of Common Stock for issuance under its 1996 Employee Stock Purchase Plan (the "ESPP"). The ESPP was adopted by the Board of Directors in January 1996 and approved by the Company's stockholders prior to the consummation of the Company's initial public offering in February 1996. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended, and permits eligible employees of the Company to purchase Common Stock through payroll deductions of up to 10% of their compensation provided that no employee may purchase more than $25,000 worth of stock in any calendar year. The ESPP was implemented by an offering period commencing on February 14, 1996 and ending on the last business day in the period ending October 31, 1996. Each subsequent offering period (an "Offering Period") commences on the day following the end of the prior Offering Period and has a duration of six months. The price of Common Stock purchased under the ESPP will be 85% of the lower of the fair market value of the Common Stock on the first or last day of each offering period. The ESPP will expire in the year 2006. In the nine months ended September 30, 1999 the Company issued 34,867 shares of Common Stock under the ESPP for $46,303.

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

Selected information regarding the Company's product sectors is as follows:

                                                                 Networked
                                                 OEM             Monitoring
                                               Products           Products
                                              ----------         ----------
Nine months ended September 30, 1999
     Net Sales..............................  $8,428,759         $3,746,170
Nine months ended September 30, 1998
     Net Sales..............................  $9,266,080         $5,951,660


5. SUBSEQUENT EVENT

Stock Repurchase Program -In April 1999, the Company announced its plans to implement a stock repurchase program whereby up to 800,000 shares of its Common Stock may be purchased in the open market from time to time. On October 21, 1999 the Company announced that it has concluded purchasing its Common Stock. The Company purchased 363,550 shares of Common Stock at an aggregate price of $740,154.


Recent Accounting Pronouncements--In June 1997, the FASB issued Statement of Financial Accounting Standard No. 130 (SFAS 130), Reporting Comprehensive Income. This statement is effective for fiscal years commencing after December 15, 1997. SFAS 130 establishes standards for the reporting and disclosure of comprehensive income (revenues, expenses, gains and losses) in a full set of general purpose financial statements. For the nine months ended September 30, 1999, there was no difference between comprehensive income and amounts currently reported in the Company's financial statements.

In March 1998, the American Institute of Certified Public Accountants issued Statement of Accounting Position No. 98-1 (SOP 98-1), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and requires costs incurred in the application development stage (whether internal or external) to be capitalized. This SOP is applicable to all financial statements for fiscal years beginning after December 15, 1998. The implementation of SOP 98-1 has not had a material effect on the Company's financial position or results of operations.

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

In October 1997, the FASB issued Statement of Position No. 97-2 (SOP 97-2), Software Revenue Recognition. SOP 97-2 establishes new standards of accounting for multiple element arrangements and post-contract customer support and services. With the Company's introduction of after sales support programs including software maintenance, extended hardware warranty and hardware obsolescence programs, providing upgrades when and if available, and promotional programs to move its customers to its new Networked Monitoring System for the e-Hospital, when and if available, the Company will account for these contracts under SOP 97-2, which may require deferral of revenue to future periods. Such contracts require extended payment terms which will typically be between three and five years and the deferral of revenue must take place because the Company does not have a history of collecting beyond the standard payment terms. If successful in its promotional offering and after sales support programs, revenues received from these contracts will be deferred to future periods under SOP 97-2, which could have a material adverse effect on revenues in the fourth quarter of 1999. The Company began recognizing revenue under support programs during the third quarter of fiscal year 1999. These arrangements are reflected in the balance sheet as unbilled accounts receivable, long-term installment receivables and long-term deferred revenue.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THOSE REGARDING (1) THE SALES CYCLE FOR NETWORKED MONITORING SYSTEMS AND PATIENTNET SYSTEMS, SEASONAL VARIATIONS IN SALES OF ITS NETWORKED MONITORING SYSTEMS AND OEM PRODUCT SALES, (2) ANTICIPATED RECRUITING AND EXPANSION OF THE DIRECT SALES FORCE, (3) THAT THE COMPANY WILL BE ABLE TO RENEW OR ENTER INTO A NEW LINE OF CREDIT WITH REVISED FINANCIAL COVENANTS, (4) THE COMPANY'S ANTICIPATED CAPITAL EXPENDITURES IN THE FOURTH QUARTER OF 1999, (5) THE COMPANY'S BELIEF THAT EXISTING CASH RESOURCES AND ITS LINE OF CREDIT FACILITIES WILL BE SUFFICIENT TO FUND THE COMPANY'S OPERATIONS FOR THE NEXT TWELVE MONTHS,
(6) THE OUTCOME OF ANY REGULATORY DEVELOPMENT, (7) THE PROBABLE FCC LICENSING OF A NEW BAND FOR MEDICAL TELEMETRY AND THE COMPANY'S INTENT TO DEVELOP RF PRODUCTS TO OPERATE IN THIS NEW BAND, (8) POTENTIAL NEW PRODUCTS, (9) REBUILDING OF THE COMPANY'S FUNNEL OF POTENTIAL NEW PATIENTNET SYSTEMS SALES, (10) THE ANTICIPATED EFFECTS OF COMPLIANCE WITH FASB STATEMENT OF POSITION NO. 97-2, (11) THE COMPANY'S ESTIMATED EXPENDITURES FOR YEAR 2000 COMPLIANCE, THE EXPECTED EFFECT OF YEAR 2000 COMPLIANCE ON THE COMPANY AND THE EFFECT AND TIMING OF YEAR 2000 COMPLIANCE ON THE COMPANY'S CUSTOMERS. ACTUAL RESULTS MAY VARY SUBSTANTIALLY FROM THESE FORWARD-LOOKING STATEMENTS FOR MANY REASONS, INCLUDING BUT NOT LIMITED TO THOSE SET FORTH UNDER THE CAPTION "- FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS AND FINANCIAL CONDITION". ADDITIONAL INFORMATION IS AVAILABLE IN OTHER COMPANY REPORTS AND OTHER DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.


GENERAL

VitalCom Inc. (the "Company"), provides computer networks and related communications products that acquire, interpret and distribute real time patient monitoring information. The Company's computer and radio networks acquire physiologic data generated by the Company's own proprietary ECG monitors and other manufacturers' bedside equipment located throughout a healthcare facility. The Company's networks consist of proprietary radio frequency ("RF") communications components, clinical analysis software and display and networking software to provide personal computer-based central station surveillance of physiologic data from patients throughout a healthcare facility. The PatientNet Systems sold to acute care hospitals and integrated health delivery networks ("IHDNs") through the Company's direct sales force are networked systems designed for facility-wide coverage that provide access to real-time information at remote displays as well as at the central monitor, remote access through a wide area network ("WAN") as well as local area network ("LAN"), offer the capability to acquire data from the Company's own ambulatory ECG monitors as well as a variety of other manufacturers' bedside monitors and are typically located in multiple departments throughout the healthcare facility. The Company's Original Equipment Manufacturer ("OEM") customers purchase central monitoring systems as well as individual components for use in their monitoring products, which are generally for smaller departments that require customized systems. OEM products offered by the Company acquire data from the Company's ambulatory ECG monitor and from the OEM customer's bedside monitoring devices or life support equipment. The central monitoring system and display software for each OEM customer is developed specifically to meet the specifications of a particular department specialty.

In July 1999 the Company announced a new product to be sold by the Company's direct sales force - "PatientNet". PatientNet, an enterprise monitoring system for the e-Hospital, will replace the Company's existing product line of Networked Monitoring products sold by its direct sales force, includes open system architecture, enterprise-wide connectivity with web-enabled access, more connections to other manufacturers' monitoring equipment and other additional features and functions. In addition, it is the platform for the Company's anticipated implementation of the new medical radio frequency (RF) bands proposed by industry to the Federal Communications Commission (FCC). In connection with the introduction of PatientNet for the e-Hospital the Company has re-priced its products, introduced after sales support products including software maintenance, and extended hardware warranty and hardware obsolescence programs. The Company is offering after sales support agreements and upgrades, when and if available, to its existing hospital customers at a promotional price through December 31, 1999.

Revenues from sales of Networked Monitoring Systems sold by the Company's direct sales force are recognized upon shipment. Revenues from sales of its PatientNet System for the e-Hospital will also be recognized upon shipment. However, revenues from the Company's promotional offer to existing customers to move to its new PatientNet System for the e-Hospital and after sales support programs for new customers will be deferred to future periods under SOP 97-2, Software Revenue Recognition, which includes accounting for multiple element arrangements and post-contract customer support and services. If the Company is successful in its promotional efforts, the Company could experience lower revenues in the fourth quarter of 1999 due to the deferral of revenues under SOP 97-2. The sales cycle for Networked Monitoring Systems has typically been from nine to eighteen months and the Company expects that the sales cycle for PatientNet Systems will be similar. The Company has experienced seasonal variations in sales of its Networked Monitoring Systems, with sales in the first quarter typically lower than the preceding fourth quarter's sales due to customer budget cycles and sales remaining relatively flat during the third quarter. Furthermore, a large percentage of a particular quarter's shipments of Networked Monitoring Systems have historically been booked in the last weeks of the quarter.

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

To date the Company has not capitalized software development expenses. However, the development of new software, RF or hardware products or the enhancement of existing products may require capitalization of such expenses in the future.

In the next two quarters, many companies will face a potentially serious information systems (computer) problem because many software application and operational programs written in the past may not properly recognize calendar dates beginning in the Year 2000. For more information on issues pertaining to the Year 2000, see "Factors that May Affect Future Operating Results And Financial Condition - Year 2000 Computer Systems Compliance."


RESULTS OF OPERATIONS - THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

Total Revenues. Total revenues consist of revenue from sales of Networked Monitoring Systems, after sales support programs in accordance with SOP 97-2 and OEM products, together with fees for installation and servicing of Networked Monitoring products. Total revenues decreased 19.7% to $3.7 million in the three months ended September 30, 1999 from $4.7 million for the three months ended September 30, 1998. Total revenues decreased 20.0% to $12.2 million in the nine months ended September 30, 1999 from $15.2 million in the nine months ended September 30, 1998. Management believes that the decrease in Networked Monitoring revenues was due to delayed sales agreements as hospitals diverted spending to address other vendors' Year 2000 issues and as customers analyze the Company's new product offerings and after sales support programs, including the Company's promotional offering to existing customers. In the quarter, the Company recognized its first revenues in accordance with SOP 97-2 for after sales contracts for two customers. The decrease in OEM revenues resulted from a shift in sales strategy by a large OEM customer following its sale to new investors that adversely impacted revenues. It is unclear to the Company what effect, if any, that a sales reduction to this customer will have on future OEM revenues.

Gross Margins. Cost of goods sold generally includes material, direct labor, overhead and for Networked Monitoring Systems, installation expenses. Gross margin decreased to 43.3% in the third quarter of 1999 compared to 51.2% for the third quarter of 1998. The decrease in gross margin in the third quarter of 1999 as compared to the third quarter of 1998 was due to the lower percentage of Networked Monitoring Systems sold, which typically generates a higher gross margin, the product mix of Networked Monitoring products during the quarter which were heavier in low margin service and support and lower in higher margin software products, and to a lesser extent the normal variation in OEM product mix.

Gross margin decreased to 51.2% in the nine months ended September 30, 1999 compared to 53.1% for the nine months ended September 30, 1998. The decrease in gross margin in the first nine months of 1999 as compared to the same period of 1998 was due primarily to the lower percentage of Networked Monitoring Systems sold and the product mix for Networked Monitoring Systems and OEM Systems.

 Sales and Marketing Expenses. Sales and marketing expenses include payroll, commissions and related costs attributable to Networked Monitoring Systems and OEM sales and marketing personnel, travel and entertainment expenses and other promotional expenses. Sales and marketing expenses were $1.4 million, or 38.5% of total revenue in the three months ended September 30, 1999, as compared to $1.6 million or 34.8% of total revenue for the three months ended September 30, 1998. The $181,072 decrease in sales and marketing expenses in the third quarter of 1999 as compared to the third quarter of 1998 was primarily due to lower salary and commission expenses in addition to lower travel charges. This was due in part to lower salary, commission and travel expenses resulting from lower revenue volume, the reduction in the number of direct sales representatives as the Company is actively in the process of recruiting and expanding the direct sales force and a temporary reduction in OEM sales personnel during the third quarter of 1999.

Sales and marketing expenses were $4.5 million, or 37.0% of total revenue in the nine months ended September 30, 1999, as compared to $5.2 million or 33.9% of total revenue in the nine months ended September 30, 1998. The $658,987 decrease in sales and marketing expenses in the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998 was due to the lower salary, commission, and travel expenses resulting from lower revenue volume.

Research and Development Expenses. Research and development expenses include payroll and related costs attributable to research and development personnel, prototyping expenses, consulting and other costs. Research and development expenses were $1.3 million or 35.5% of total revenue in the three months ended September 30, 1999, as compared to $1.0 million or 21.4% of total revenue in the three months ended September 30, 1998. The $334,239 increase in research and development expenses in the third quarter of 1999 as compared to the third quarter of 1998 was primarily due to outside contract expenses related to the development of prototype hardware products.

Research and development expenses were $3.7 million, or 30.7% of total revenue in the nine months ended September 30, 1999, as compared to $3.5 million or 23.1% of total revenue in the nine months ended September 30, 1998. The $226,605 increase in research and development expenses in the first nine months of 1999 as compared to the first nine months of 1998 was due to increased outside contract expenses.

General and Administrative Expenses. General and administrative expense includes accounting, finance, information systems, human resources, general administration, executive officers and professional fee expenses. General and administrative expenses were $558,000 or 14.8% of total revenue in the three months ended September 30, 1999, as compared to $495,768 or 10.6% of total revenue in the three months ended September 30, 1998. The $62,232 increase in general and administrative expenses in the third quarter of 1999 as compared to the third quarter of 1998 was primarily attributable to higher salary and benefits expenses.

General and administrative expenses were $1.7 million, or 13.9% of total revenue in the nine months ended September 30, 1999, as compared to $1.6 million or 10.6% of total revenue in the nine months ended September 30, 1998. The $78,522 increase in general and administrative expenses in the first nine months of 1999 as compared to the first nine months of 1998 was due to higher salaries and benefits expenses and higher outside professional fees associated with corporate legal matters.

Other Income, Net. Other income, net, consists primarily of interest income earned on proceeds from the Company's initial public offering, net of payments made in respect of outstanding indebtedness. Other income, net, increased to $288,943 in the three months ended September 30, 1999, as compared to $217,926 in the three months ended September 30, 1998. The increase resulted from interest income derived from the imputed interest associated with after sales support contracts in accordance with SOP 97-2, offset in part by lower income derived from the Company's short-term investments related to the Company's cash position.

Other income, net, was $676,699 in the first nine months ended September 30, 1999, as compared to $679,920 in the first nine months ended September 30, 1998. The decrease resulted from the lower income derived from the Company's short-term investments, offset in part by interest income derived from the imputed interest associated with after sales support contracts in accordance with SOP 97-2.

Provision for Income Taxes. The Company had minimum state tax provisions of $9,000 and $6,300 in the three months ended September 30, 1999 and 1998, respectively. The Company had minimum state tax provisions of $27,000 and $18,900 for the nine months ended September 30, 1999 and 1998, respectively.


LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations (including capital expenditures) through net proceeds from the Company's February 1996 initial public offering and cash and cash equivalent balances. During the year ended December 31, 1996, the Company issued 2,300,000 shares of common stock in its initial public offering, raising $25.6 million, net of expenses. At September 30, 1999 the Company had $13.0 million in cash and cash equivalents, and short-term investments as compared to $15.8 million at December 31, 1998.

In the first nine months of 1999, the Company used cash in operating activities of $2,455,704. Uses of cash include a $3,050,965 net loss, $927,124 for long-term installment receivable, $237,216 for unbilled accounts receivable and $100,703 reduction in warranty accruals. Uses of cash were partially offset by cash provided from the $1,251,143 reduction in accounts receivable, $473,639 in non-cash adjustments provided by depreciation and amortization of fixed assets and intangible assets, and $266,532 in the increase in accrued liabilities.

The Company provided $2,358,828 in cash from investing activities, of which $2,141,918 was provided by the sale of short-term investments. In addition, $871,652 was provided by the deferral of revenues associated with after sales support agreements implemented in the third quarter of 1999. Cash used for investing activities was $350,658 for the increase in other assets and $304,084 for the purchase of capital equipment in the first nine months of 1999.

The Company used $632,559 in cash from financing activities in the first nine months of 1999, resulting principally from $740,154 in cash used to repurchase the Company's Common Stock. This was partially offset by $128,132 in net proceeds from the issuance of the Company's Common Stock for the matching contribution to its 401(k) plan and Common Stock purchased through its ESPP plan.

In the first nine months of 1998, the Company used cash in operating activities of $2,706,013. Uses of cash include a $1,544,570 net loss, $913,468 increase in accounts receivables, $452,250 decrease in payroll and related costs, $141,913 reduction in the accrued warranty charges and $127,838 decrease in accounts payable. Uses of cash were partially offset by $470,069 in non-cash adjustments provided by depreciation and amortization of fixed assets and intangible assets.

The Company used $355,577 for investing activities in the first nine months of 1998. The principal components were $206,507 to purchase capital equipment and $149,070 for the prepayment of directors' and officers' liability insurance.

The Company received $172,636 in net cash from financing activities in the first nine months of 1998. This included $194,900 in net proceeds from the issuance of Common Stock for purchases under the Company's ESPP plan and matching contributions to its 401 (k) plan, offset partially by $22,264 in cash used in the repayment of capital lease obligations.

At September 30, 1999, the Company's principal sources of liquidity consisted of $13.0 million of cash, cash equivalents, and short-term investments and $5.0 million of available credit facilities. In December 1998, the Company renewed a secured lending arrangement (the "Agreement") with Silicon Valley Bank, providing for a $5.0 million revolving line of credit bearing interest at either the bank's prime rate or LIBOR interbank market rate, as selected by the Company. In July 1999, the Company and Silicon Valley Bank amended the Agreement to provide the Company with the ability to repurchase additional shares of its Common Stock, provided that the total amount paid does not exceed $2,000,000 in any fiscal year. Any advances made to the Company are secured by a security interest in the Company's assets. The Agreement expires in December 1999. At September 30, 1999, there were no borrowings outstanding under the Agreement. The Company was in compliance with the financial covenants that require that the Company maintain a quick assets ratio of not less than 1.75 to 1 and maintain a ratio of total liabilities to tangible net worth of not more than .75 to 1. The Company was not in compliance with covenants that require it to maintain a tangible net worth of not less than $18,000,000 and not incur a net loss (after taxes) for the fiscal year ending December 31, 1999 in excess of $2.0 million. The Company anticipates renewing or entering into a new line of credit with revised covenants during the fourth quarter of 1999 with which it will be compliant.

The Company's principal commitment at September 30, 1999 consisted of a lease on its office and manufacturing facility. The Company expects to spend approximately $200,000 for capital expenditures during the remaining three months of 1999.

The Company believes that existing cash resources, cash flows from operations, if any, and line of credit facilities will be sufficient to fund the Company's operations for at least the next twelve months.


FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS AND FINANCIAL CONDITION

   Dependence on Increased Market Acceptance of PatientNet Systems. Since 1995, the Company's sales levels for its Networked Monitoring Systems have been lower than expected, which, together with investments and expense levels that are incurred based on the expectation of higher sales, has resulted in net losses in each year since 1995 and has had a material adverse effect on the Company's business, operating results and financial condition. If the Company is not successful in increasing sales levels of its PatientNet Systems in future periods, the Company's business, operating results and financial condition will continue to be materially adversely affected.

   Introduction of New Product - PatientNet System for the e-Hospital- and Deferred Revenue. In July 1999 the Company announced a new product to be sold by the Company's direct sales force - "PatientNet, an enterprise monitoring solution for the electronic hospital". The new PatientNet System for the e-Hospital will replace the Company's existing product line of Networked Monitoring products sold by its direct sales force, includes open system architecture, enterprise-wide connectivity with web-enabled access, more connections to other manufacturers' monitoring equipment and other additional features and functions. In addition, it is the platform for the Company's anticipated implementation of the new medical radio frequency (RF) bands proposed by industry to the Federal Communications Commission (FCC). In connection with the introduction of its new Networked Monitoring System for the e-Hospital the Company has re-priced its products, introduced after sales support products including software maintenance, extended hardware warranty and hardware obsolescence programs. The Company is offering after sales support agreements and upgrades, when and if available, to its existing hospital customers at a promotional price through December 31, 1999.

   Revenues from sales of Networked Monitoring Systems sold by the Company's direct sales force are recognized upon shipment. Revenues from sales of its PatientNet System for the e-Hospital will also be recognized upon shipment. However, revenues from the Company's promotional offer to existing customers to move to its new PatientNet System for the e-Hospital and after sales support programs for new customers will be deferred to future periods under SOP 97-2, Software Revenue Recognition, which includes accounting for multiple element arrangements and post-contract customer support and services. If the Company is successful in its promotional efforts the Company could experience lower revenues in the fourth quarter of 1999 due to the deferral of revenues under SOP 97-2. In addition, as customers analyze the Company's new offerings, contract signings could be delayed, which could also contribute to lower revenues in the fourth quarter of 1999. During the third quarter of 1999, the Company recognized its first two after sale support agreements and the balance sheet reflects both the short and long-term effects of accounting for arrangements under SOP 97-2.

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

   The Company's products are generally shipped as orders are received. Accordingly, the Company has historically operated with limited backlog. As a result, sales in any quarter are dependent on orders booked and shipped in that quarter and are not predictable with any degree of certainty. Further, a large percentage of any quarter's shipments have historically been booked in the last weeks of the quarter. In addition, a significant portion of the Company's expenses are relatively fixed, and the amount and timing of increases in such expenses are based in large part on the Company's expectations for future revenues. If revenues are below expectations in any given quarter, the adverse effect may be magnified by the Company's inability to maintain gross margins and to decrease spending to compensate for the revenue shortfall. This dynamic has contributed to the Company's net losses in the past. Further, the Company has sometimes experienced seasonal variations in operating results, with sales in the first quarter being lower than the preceding fourth quarter's sales due to customer budget cycles.

   Lengthy Sales Cycle. The decision by a healthcare provider to replace or substantially upgrade its clinical information systems typically involves a major commitment of capital and an extended review and approval process, and this review and approval process is becoming more complex, more financially oriented and increasingly subject to overall integration into the hospital's information systems planning. The sales cycle for the Company's Networked Monitoring Systems has typically been nine to eighteen months from initial contact to receipt of a purchase order. During this period, the Company expends substantial time, effort and funds preparing a contract proposal and negotiating a purchase order without any guarantee that the Company will complete the transaction. Any significant or ongoing failure to reach definitive agreements with customers has in the past and may in the future have a material adverse effect on the Company's business, operating results and financial condition.

    Transfer of Securities from the Nasdaq National Market to the Nasdaq SmallCap Market and Possible Delisting of Securities from the Nasdaq Small Cap Market. The Company's Common Stock historically traded on the Nasdaq National Market and was moved to the Nasdaq Small Cap Market during the third quarter of 1999 as the Company did not meet one National Market continued listing requirement that the market value of publicly held shares must be at least $5 million. The Nasdaq Small Cap Market's continued listing standards require the Company to have (i) at least 500,000 shares publicly held; (ii) a market value of publicly held shares of at least $1 million; (iii) net tangible assets of at least $2 million; (iv) at least 300 shareholders of round lots; (v) at least two market makers and (vi) a minimum bid price of at least $1 per share. If the Company fails to comply with the listing standards, it may become delisted from the Nasdaq Small Cap Market which could adversely affect the ability or willingness of investors to purchase the Company's securities and therefore would severely adversely affect the market liquidity for the Company's securities.

   Competition. The Company's Networked Monitoring Systems compete with systems offered by a number of competitors, including Hewlett-Packard Company, SpaceLabs, Inc. and General Electric Company, all of which have significantly greater financial, technical, research and development and marketing resources than the Company. In addition, many of these competitors have longstanding relationships with acute care hospitals and IHDNs. There can be no assurance that the Company will be able to sell to such hospitals or IHDNs or that the Company will be able to compete successfully with such vendors, and any inability to do so could have a material adverse effect on the Company's business, operating results and financial condition. While the Company is not aware of any currently available open system multi-parameter system which is directly competitive with the Company's Networked Monitoring Systems, the Company's OpenNet applications may face significant competition in the future from Health Care Information Service ("HCIS") providers, patient monitoring companies, life support device companies and general purpose data network providers. Such potential competitors may elect to enter this market and compete with the Company using significantly greater financial, technical, research and development and marketing resources than are available to the Company. In addition, the Company's success in selling its multi-parameter OpenNet networks to hospitals and IHDNs will depend to a large extent on its ability to interface with patient monitoring and life support devices of other vendors. Any action on the part of such other vendors to make such interfacing more difficult or impossible could have a material adverse effect on the Company's business, operating results and financial condition. The market for the Company's OEM products is also intensely competitive. The Company sells to a range of patient monitoring and life support device companies, many of which have significantly greater financial, technical, research and development and marketing resources than the Company. There can be no assurance that current OEM customers will not elect to design and manufacture patient monitoring and system components currently supplied by the Company or elect to contract with other OEM suppliers or that such OEM customers will change sales strategy to focus their efforts on other markets and products. Any such design or manufacturing election or business strategy decision by one or more of such OEM customers could have a material adverse effect on the Company's business, operating results and financial condition.

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

   Customer Concentration; Dependence on Departmental Products. The Company's OEM product sales, which represented approximately 55.6%, 53.7% and 57.9% of the Company's total net revenues in 1996, 1997 and 1998, respectively, have historically been to a small number of OEM customers. In 1998, Quinton Instrument Company and Datascope Corporation accounted for approximately 19.7% and 22.6%, respectively, of the Company's total revenues. In the nine months ended September 30, 1999, Quinton Instrument Company and Datascope Corporation accounted for approximately 20% and 37%, respectively, of the Company's total revenues. The loss of, or a reduction in sales to, any such OEM customer would have a material adverse effect on the Company's business, operating results and financial condition.

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

   Uncertainty and Consolidation in Healthcare Industry. The healthcare industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operation of healthcare providers. The implementation of the Balanced Budget Act of 1997, effective January 2000, which includes reductions in Medicare reimbursements to hospitals, may result in reduced capital equipment and operating budgets for many hospitals. Many healthcare providers are consolidating to create larger hospitals and IHDNs. This consolidation reduces the number of potential customers for the Company's products, and the increased bargaining power of these organizations could lead to reductions in the amounts paid for the Company's products. These larger hospitals and IHDNs may concentrate their purchases on a small number of preferred vendors with whom they have had longstanding relationships. There can be no assurance that the Company will be able to sell to such hospitals or IHDNs or that the Company will be able to compete successfully with such vendors. The impact of these developments in the healthcare industry is difficult to predict and could have a material adverse effect on the Company's business, operating results and financial condition.

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

     During 1998 the Company joined a task force created by the American Hospital Association (AHA) and the FDA called the Spectrum Selection Workgroup Medical Telemetry Task Force (the "Task Force") along with several other medical RF users, including its competitors. The purpose of the Task Force is to respond to potential interference problems from HDTV, land mobile users and low power television to wireless patient monitoring devices. The Task Force's mission is to identify spectrum candidates for future medical telemetry use, evaluate use and make recommendations to the FCC. As such, the Task Force has petitioned the FCC to license the UHF 608 MHz to 614 MHz band, currently reserved for radio astronomy, for medical use. The Task Force submitted its proposals to the FCC in the second quarter of 1999. The Task Force asked the FCC to expedite licensing for medical RF applications in the 608 MHz to 614 MHz band. The FCC has issued a proposed rule and the public commentary period for the proposed rule has been closed. It is anticipated that the final ruling would be made during the first or second quarter of 2000. In the event the FCC approves this license, which the Company believes is probable, the Company may be at a disadvantage in the marketplace if one or more of its competitors develop and introduce RF products in this new band before the Company introduces products in the new band, resulting in lost or delayed revenues. In addition, the costs of developing RF transmitter and receiver products in this new band could be expensive or divert research and development resources from other projects resulting in higher costs and delayed projects. Any such competitive advantage of the Company's competitors and any additional development costs associated with expanding the Company's UHF RF product offerings could have a material adverse effect on the Company's business, operating results and financial condition. Additionally, future regulatory changes could significantly affect the Company's operations by diverting the Company's development efforts, making current products obsolete or increasing the opportunity for additional competition which could have a material adverse effect on the Company's business, operating results and financial condition.

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

   Risk of Product Liability Claims. Certain of the Company's products provide applications that relate to patient physiologic status or other clinically critical information. Any failure by the Company's products to provide accurate and timely information could result in product liability and warranty claims against the Company by its customers or their patients. The Company maintains insurance against claims associated with the use of its products, but there can be no assurance that its insurance coverage would adequately cover any claim asserted against the Company. A successful claim brought against the Company in excess of its insurance coverage or outside the scope of the Company's insurance coverage could have a material adverse effect on the Company's business, operating results and financial condition. The Company in the past has incurred warranty expenditures for upgrades that adversely affected the Company's results of operations. Even unsuccessful claims could result in the expenditure of funds in litigation and diversion of management time and resources.

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

      All products the Company is currently selling and installing are Y2K compliant. The Company's Networked Monitoring Systems and OEM central stations use a personal computer (PC) platform and include operating system, display, clinical analysis and networking software. The Company's research and development department has evaluated all Company Networked Monitoring products built and shipped on or after January 1, 1990. Test procedures included testing for (a) transition dates of December 31, 1999 to January 1, 2000 and December 31, 2000 to January 1, 2001; (b) leap year transition dates of February 28, 2000 to February 29, 2000 and February 29, 2000 to March 1, 2000; (c) a powered-down rollover test; (d) a powered-up rollover test; (e) a check of the date and time of history events and full disclosure on monitor displays; (f) alarms set and check for correct functioning after the transition dates and times; and (g) verification for printouts for a three month period during the transition dates. The Company tested a total of 111 hardware and software combinations. Of the 111 product combinations tested 40 combinations are compliant and Y2K certified, 35 are compliant with a simple workaround such as a power-down and power-up, 32 are not fully compliant, but which have relatively simple workarounds to provide a solution for the product to make it compliant, and 4 are not compliant and have no work around. All of the Company's Networked Monitoring customers have received a technical bulletin explaining the status of the Company's Y2K compliance requirements and applicable workarounds, if necessary. The Company also expanded its testing beyond the generally accepted Y2K criteria enumerated above to include testing for dates of January 1, 2001 and beyond. Tests verify that the Company's 486 based personal computer products that print reports with an invalid date are limited to two of the four Y2K tested software versions found non-compliant and for which there is no work around. The Company has provided a letter and technical bulletin to those customers that are affected by older versions of hardware and software that exhibit invalid dates after 2001. The Company believes that it does not have any contractual obligation to update or replace any software or equipment for its customers at no charge. The Company's OEM customers are responsible for Y2K compliance and support for their end user customers. All of the Company's transmitters, receivers (RF products) and display monitors are Year 2000 compliant based on the fact that none of these devices contain a real time clock that would pose a Year 2000 date compliance issue.

    The Company has conducted a review of most of its internal systems, including inventory, manufacturing, planning, finance, human resources, payroll, automation, laboratory, and research systems. The systems affected by the Year 2000 problem are divided into eight categories including the Company's Networked Monitoring Systems and OEM central stations discussed above. Business Computer Systems comprise any mainframe, midrange, or PC based computer system used in corporate operations. These systems generally involve application code provided by third-party vendors supported by internal staff. Technical Infrastructure are specific computer and process control software systems. End User Computing comprise the PC and server based office automation. Suppliers, Agents, and Service Providers comprise the software formulated by our suppliers, banks, utilities, and other suppliers. Manufacturing, Warehousing, Servicing Equipment comprise the equipment on our factory floor and warehouse areas that may be date dependent, especially micro-processor controlled devices. Environmental Operations in Plant, Offices and Other Sites comprise the Company's HVAC, security/access system, elevators, PBX, fire and alarm systems, and other systems of this nature. Dedicated Research and Development Test Facilities comprise controllers, devices, instruments etc. in the Company's test facilities.

     As part of the Company's review to assure compliance with Year 2000, the Company has formed a task force (the "Y2K Task Force") to oversee Year 2000 and leap year issues. The Y2K Task Force has reviewed all IT Systems and Non-IT Systems that have been determined not to be Year 2000 and leap year compliant and has identified and begun implementation of solutions to ensure such compliance. The Company has prioritized the remediation effort to fix critical business systems first, non-critical systems second, and cosmetic changes to reports and displays last. Key critical business systems, such as Financials (General Ledger, Purchasing, Accounts Payable, Accounts Receivable and Fixed Assets) and Material Requirements Planning, are currently 100% compliant. Remaining critical and non-critical business systems are expected to be completed by the end of 1999 and cosmetic changes to reports and displays are anticipated to be completed in the fourth quarter of 1999. As part of contingency planning, the Company is developing procedures for those areas that are critical to its business. These plans will be designed to mitigate serious disruptions to the business beyond the end of 1999. The major efforts in contingency planning occurred in the last quarter of 1998 with the expectation that contingency plans will be in place by the end of 1999.

     The Company has contacted its major customers, vendors, and service suppliers whose systems failures potentially could have a significant impact on the Company's operations to verify their Year 2000 readiness to determine potential exposure to Year 2000 issues. The Company has been informed by virtually all of its major customers, vendors, and service suppliers that such suppliers will be Year 2000 compliant by the end of 1999. Failure of these third parties systems to timely achieve Year 2000 compliance could have a material adverse effect on the business, financial condition, results of operations and prospects of the Company. Year 2000 problems could affect many of the Company's production, distribution, plant equipment, financial and administrative operations. Systems critical to the business which have been identified as non-Year 2000 compliant are either being replaced or corrected through programming modifications. The Company has not determined the state of compliance of certain third-party suppliers of services such as phone companies, long distance carriers, financial institutions and electric companies. The failure of any one could severely disrupt the Company's ability to carry on its business as will as disrupt the business of the Company's customers.

     Remediation of problems discovered will be corrected through internal efforts, vendor upgrades, replacement, or decommissioning of obsolete systems and equipment. External and internal costs associated with these efforts are currently expected to be approximately $200,000. As of September 30, 1999, the Company had spent less than $50,000 on costs associated with the Year 2000 effort. The Company does not expect the costs relating to Year 2000 remediation to have a material effect on results of operations or financial condition.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Company's financial instruments include cash and long-term debt. At September 30, 1999, the carrying values of the Company's financial instruments approximated their fair values based on current market prices and rates.

      It is the Company's policy not to enter into derivative financial instruments. The Company does not currently have any significant foreign currency exposure since it does not transact business in foreign currencies. Due to this, the Company does not have significant overall currency exposure at September 30, 1999. The Company's market risk disclosures are not material and are therefore not required.

PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

        27.1 Financial Data Schedule

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the reporting period.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 12, 1999.




                                        VITALCOM INC.



                                        /s/ Frank T. Sample
                                        --------------------------------------
                                        Frank T. Sample
                                        President, Chief Executive Officer



                                        /s/Shelley B. Thunen
                                        --------------------------------------
                                        Shelley B. Thunen
                                        Vice President Finance and
                                        Chief Financial Officer

                                 EXHIBIT INDEX





Exhibit
  No.               Description
-------             -----------
 27.1               Financial Data Schedule