Form 10-K405
period 1999-12-31
VITALCOM INC
filed 2000-03-29
CIK 1006026

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                ----------------

                                    FORM 10-K

(Mark One)

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to _________


                         Commission file number 0-27588


                                  VITALCOM INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                    3662                                 33-0538926
-------------------------------            -----------------------------               ----------------------
(State or other jurisdiction of             (Primary Standard Industrial                  (I.R.S. Employer
 incorporation or organization)             Classification Code Number)                Identification Number)

                              15222 Del Amo Avenue
                            Tustin, California 92780
                                 (714) 546-0147
-------------------------------------------------------------------------------
          (Address and telephone number of principal executive offices)

           Securities registered pursuant to Section 12(b) of the Act:
-------------------------------------------------------------------------------
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
-------------------------------------------------------------------------------
                    Common Stock, Par Value $0.0001 Per Share

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or any amendment to this Form 10-K. [X]

         The aggregate market value of the stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 15, 2000 as reported on the Nasdaq Small Cap Market, was approximately $8,572,019. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of March 15, 2000, there were 7,978,596 shares outstanding of the issuer's common stock.

================================================================================

                                  VITALCOM INC.

                                TABLE OF CONTENTS



                                                                       Page
                                                                       ----
                                     PART I
Item 1.    Business                                                      3
Item 2.    Properties                                                   11
Item 3.    Legal Proceedings                                            11
Item 4.    Submission of Matters to a Vote of Security Holders          11


                                     PART II

Item 5.    Market for the Registrant's Common Equity and
           Related Stockholder Matters                                  12
Item 6.    Selected Financial Data                                      13
Item 7.    Management's Discussion and Analysis of
           Results of Operations and Financial Condition                14
Item 7A.   Quantitative and Qualitative Disclosures About
           Market Risk                                                  21
Item 8.    Financial Statements and Supplementary Data                  21
Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                          21


                                    PART III

Item 10.   Directors and Executive Officers of the Registrant           34
Item 11.   Executive Compensation                                       36
Item 12.   Security Ownership of Certain Beneficial
           Owners and Management                                        38
Item 13.   Certain Relationships and Related Transactions               39


                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K                                          40
           Signatures                                                   42

                                     PART I

    CERTAIN STATEMENTS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K, INCLUDING THE INFORMATION SET FORTH IN PART I, ITEM 1 -- BUSINESS, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND ELSEWHERE IN THIS REPORT CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ACTUAL RESULTS MAY VARY SUBSTANTIALLY FROM THESE FORWARD-LOOKING STATEMENTS FOR MANY REASONS, INCLUDING BUT NOT LIMITED TO THOSE SET FORTH IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS -- RISK FACTORS". ADDITIONAL INFORMATION IS AVAILABLE IN THE COMPANY'S REPORTS AND OTHER DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

ITEM 1.  BUSINESS

    VitalCom (the "Company") solutions provide information that help large healthcare organizations improve care quality and more efficiently manage the care process, helping to reduce care-related expenditures. The Company's solution includes an advanced technical infrastructure based upon three fundamentals: (1) Collection of time critical patient information through an open, wireless network (2) Data analysis using sophisticated software to reduce false alarms, provide a common look/feel and patient history analysis and (3) Real-time data distribution using LAN, WAN and Internet technologies. In addition to creating the technical infrastructure, VitalCom uses information gathered from a clinical assessment process to recommend care process changes that optimize the value of the technology and help to standardize monitoring quality across the health system, improve the flow of critical patient information to care providers, speeding up the decision making process, and manage patient flow problems including bottlenecks and transfers, helping to improve care satisfaction, and reduce costs.

    The Company's solution, called PatientNet(TM), collects patient monitoring or life support data from the Company's proprietary ECG monitors and other manufacturers' bedside devices, sending the data over a RF network to a mission control-style central surveillance room. Trained technicians manning the mission control central surveillance room evaluate information acquired from ambulatory and point-of-care monitors for 48 to 56 patients each. In the case of a patient emergency or other significant event, technicians use an integrated paging system to immediately contact the appropriate caregiver. Because the networks continuously distribute real-time patient information to patient viewers located throughout the healthcare enterprise, caregivers have immediate access to a patient's status. The Company believes that its PatientNet system enables hospitals to shorten patient stays in costly intensive care units, increase medical staff productivity, reduce costly patient transfers and improve facility utilization. Since its introduction in 1991, the Company's enterprise-wide monitoring systems have been installed in more than 100 acute care facilities, with the largest network providing central surveillance of up to 300 patients located in multiple buildings. The Company's direct sales force sells the PatientNet system to large acute care hospitals and integrated health delivery networks ("IHDNs").

    The Company's Original Equipment Manufacturer ("OEM") channel sells central monitoring systems as well as individual components for use in equipment manufacturers' and/or integrators' monitoring products. OEM products offered by the Company acquire data from the Company's ambulatory ECG monitor and from the OEM customer's bedside monitoring devices or life support equipment. The central monitoring system and display software for each OEM customer is developed specifically to meet the specifications of a client.

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

    These cost control pressures are forcing hospitals to find ways to deliver care with fewer resources. Additionally, as an increasing number of patients receive care in lower-cost, outpatient settings the overall acuity level of patients remaining in the hospital increases. Consequently, acute care hospitals and IHDNs are faced with delivering quality care to more acutely ill patients using fewer resources. In response, hospitals are increasingly turning to technological innovation for assistance.

    Historically, specific technological solutions have included patient bedside monitors and life support equipment to assist in caring for acutely ill patients. In high-acuity departments such as intensive care units ("ICUs"), coronary care units ("CCUs") or "step-down" units, this equipment is typically hard-wired to a central monitoring station. This departmental approach can be very costly to establish and maintain, and creates a reliance on a single vendor's monitoring hardware. In addition, dedicating equipment to individual departments necessitates that patients be transferred in and out of the monitored beds that are available, creating additional transfer costs and disrupting the continuity of patient care. Lastly, the departmental approach completely bypasses the opportunity for enterprise wide resource sharing and consolidation.

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

THE VITALCOM SOLUTION

    The Company's PatientNet system enables large acute care hospitals and IHDNs to respond to cost control pressures in the healthcare industry by reengineering labor-intensive care delivery processes to reduce costs and to raise care quality levels with enterprise-wide monitoring care standards. Principal benefits of the Company's solution include:

    o reducing patient stays in costly ICU and CCU departments through central surveillance of patients in less labor-intensive settings.

    o increasing productivity of medical staff through the use of technicians located in a centralized monitoring room. Technicians are trained to monitor up to 48 to 56 patients each and notify caregivers when patients experience a medically significant event, through standard paging technology.

    o standardizing quality across the health system by having all patients monitored 24 x 7 by trained technicians in the mission control-style monitoring room.

    o distributing patient physiologic information to patient viewing stations throughout the facility for convenient and immediate access by caregivers.

    o reducing costly patient transfers and improving overall facility utilization by allowing flexible bed configurations using wireless technology.

    o improving asset utilization with the Company's wireless OpenNet(R)application interfacing to third-party products through programmable interfaces. The Company's OpenNet application includes interfaces with monitoring devices from Agilent ("Agilent" formerly Hewlett Packard, Inc.), Protocol Systems, Inc., ("Protocol") Datascope Corporation ("Datascope") and Critikon Inc. ("Critikon") and life support equipment from the Nellcor Puritan Bennett division of Mallincrodt Inc. ("Mallincrodt").

    o facilitating the implementation of telemedicine with the Company's SiteLink(TM) application which allows a tertiary hospital to link its PatientNet system to remote facilities located even hundreds of miles away.

PRODUCTS

  Enterprise-wide Monitoring Solutions

    The Company's PatientNet system provides the basic infrastructure for current and future product offerings. In 1991, the Company introduced its computer network for ECG data providing acquisition, interpretation and distribution of patient ECG information. The OpenNet application introduced in the first half of 1996 expanded the Company's network capability to multi-parameter applications by wirelessly collecting patient information from other manufacturers' patient monitoring and life support equipment. In November 1997, the Company introduced its SiteLink application, which allows a tertiary hospital to link its PatientNet system to one at a remote facility via fractional T-1 lines or other common wide area network infrastructures.

    Introduced in 1999, the Company's PatientNet system utilizes the following key components: RF technology; personal computer-based central station and proprietary display software; proprietary clinical analysis software and a proprietary network including real-time remote display and paging. The Company's RF technology collects patient physiologic data from the Company's proprietary ECG ambulatory transmitters and other manufacturers' multi-parameter bedside monitoring equipment and other manufacturers' life support equipment and transmits that data in real-time to the mission control-style monitoring room for interpretation and distribution. A central surveillance station consists of multiple, networked personal computers and color monitors. The central surveillance station is capable of simultaneously displaying up to several hundred patients' physiologic data. One trained technician is capable of monitoring up to six or seven personal computers, each of which receives, interprets and displays real-time physiologic patient data, alarm settings and equipment status for up to eight patients using the Company's proprietary software. In the event that the Company's proprietary software detects a medically significant event; it responds with an audio or visual alarm and prompts the technician to issue a pager call to the responsible caregiver. The Company's proprietary software also stores up to 24 hours of real-time physiologic patient information for subsequent review.

    The Company's PatientNet system provides for the simultaneous distribution of real-time physiologic patient information to multiple remote color touch-screen displays (patient viewing stations) located throughout the enterprise by employing proprietary real-time distribution software and industry-standard Ethernet protocols. Patient viewing stations are located throughout the enterprise, allowing caregivers to view patient physiologic data, alarm settings and equipment status for any patient connected to the network from any remote site.

    ECG Applications. The Company's PatientNet system interprets and distributes patient information acquired from an ambulatory digital telemetry transmitter, approximately the size of a television remote control, that collects the information through sensors attached to the patient's chest. The Company's proprietary analysis software displays patient ECG information, including heartrate and waveform, alarm settings and equipment status for interpretation by a trained technician. In addition, the Company's proprietary clinical analysis software includes algorithms to analyze patient cardiac arrhythmias, such as asystole and ventricular fibrillation. The most recent version of the Company's analysis software received FDA clearance in January 1995.

    Multi-Parameter OpenNet Applications. The Company's OpenNet application uses programmable interfaces and wireless technology to acquire, interpret and distribute multi-parameter physiologic patient information, such as blood/oxygen saturation, respiration, temperature, end-tidal CO2 and blood pressure from patient monitoring and life support equipment of other vendors. The software and wireless component of the OpenNet technology have been available since March 1996. The Company's OpenNet application includes interfaces with bedside monitoring devices from Agilent (Hewlett Packard), GE Marquette Medical Systems, Inc., Protocol, Datascope and Critikon. In November 1997 the Company received its 510(k) clearance for additional OpenNet connections to other bedside monitors and to ventilators. The ventilator feature allows clinicians to receive, display, interpret, distribute and archive respiratory data of ventilated patients, with the first interface to Mallincrodt's Series 7200 Ventilator.

    SiteLink(R) Application. The Company's SiteLink application allows a tertiary hospital to link its PatientNet system to a remote facility, even hundreds of miles away, in real time, using standard wide-area networking technology. Monitoring technicians at the tertiary facility provide 24-hour surveillance for the their own site in addition to surveillance at the remote site. The tertiary facility pages caregivers if a patient at the remote facility is in distress and then can also provide clinical consultations (telemedicine) to caregivers at the remote site. Physicians can receive access to their patients from either location. The Company received FDA clearance in November 1997 for its SiteLink application, which currently is installed and running in five different locations.

    NetServer Interconnectivity Application. In 1998 the Company placed into Market Acceptance Testing (MAT) its first connection to the clinical patient record database of a healthcare information system. A healthcare information system is comprised of centralized and departmental systems for financial, practice, resource, enterprise and clinical management that includes a repository for patient history. The Company's PatientNet system obtains admit and discharge information, such as name and patient identification number, from the healthcare information system and also transfers clinical patient information in numeric form from its own ECG transmitters and other manufacturers' monitoring and ventilator equipment to the healthcare information system.

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

    The OEM products include central workstations, proprietary analysis software, RF products and network solutions, but currently they do not include the ability to accept multiparameter information from other vendors' systems. During 1998, the Company expanded its product offering to one OEM customer to include the hardware and software capable of real-time distribution on an enterprise-wide basis. This OEM can sell the redistribution capability in the small (under 200 beds) hospital market. In addition, the Company believes that its work with OEM customers helps it better understand the clinical procedures and technical protocols used to create the OpenNet connections with its OEM customers and other vendors.

CUSTOMERS

    The Company sells its PatientNet system to large acute care hospitals and IHDNs throughout the United States through its direct sales force. The Company estimates that its potential customer base includes more than 5,200 acute care hospitals in the United States. As of December 31, 1999, the Company had direct sale installations of its enterprise-wide monitoring systems in more than 100 such hospitals and IHDNs. In addition, the Company sells its OEM products to leading patient monitoring device companies. In 1998, Quinton and Datascope accounted for approximately 19.7 % and 22.6%, respectively, of the Company's total revenues and in 1999 Quinton and Datascope accounted for approximately 24.0% and 34.0%, respectively, of the Company's total revenues. The loss of or a significant reduction in sales to any such customer would have a material adverse effect on the Company's business, operating results and financial condition.

SALES AND MARKETING

    The Company sells its PatientNet system to large acute care hospitals and IHDNs through its direct sales force. The Company's sales force is organized by region and targets key hospitals and IHDNs within each region. The sales cycle for enterprise-wide monitoring systems has typically been nine to 18 months from initial contact to receipt of a purchase order and generally involves multiple sales calls on hospital purchasing, information technology, administrative and clinical personnel, product demonstrations at select reference sites and on-site evaluations. The Company markets its PatientNet system through direct sales calls, product demonstrations at select reference sites, on-site product evaluations, participation in trade shows and advertising in trade publications.

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

CUSTOMER SUPPORT

    The Company provides a wide range of support services to purchasers of its PatientNet system. The Company's support program includes pre-installation assistance in network design and planning; a training and maintenance program for clinical and other hospital staff prior to installation and follow-up on-site training after installation; 24-hour telephone technical support and a consignment program during the product warranty period for systems of 24 channels or more providing for the consignment of one central station, including one spare transmitter per eight beds. The Company provides a one-year warranty on the equipment and software components of its PatientNet system. The Company will repair or replace at no charge any device or software which it finds to be defective during the warranty period. The Company offers post warranty support programs for an annual fee including extended hardware warranty, software maintenance and hardware and software maintenance and upgrade programs.

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

    Radio Frequency Communication Products. The Company's proprietary radio frequency communication products transmit real-time physiologic information from the patient to the central surveillance station. These communication products operate in three radio bands: VHF (174MHz to 216 MHz, shared with TV channels 7-13); UHF (450 MHz to 470 MHz shared with land mobile users) and the 900 MHz radio band (902 MHz to 928 MHz licensed for spread spectrum operations). The Company has developed over-sampling, interleaving and digital packet algorithms providing a deterministic method for reliable radio frequency transmissions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors".

    Real-time Application Software. The Company has a substantial investment in real-time application software. This includes modules for displaying physiologic patient information such as real-time patient wave forms, the continuous storage of patient information, trending of physiologic parameters, event storage and reporting, a pager interface and alarm handling. This software enables the display of physiologic data at the central station as well as on standard desktop computer resources connected to a hospital's Intranet or connected to a webserver via Internet.

    Clinical Software Algorithms. The Company has invested substantial energy in developing clinical analysis software to evaluate ECG information received from the Company's transmitter and other patient monitors to report clinically significant events. The heart beat detector uses three types of sophisticated analysis techniques to differentiate the patient's heart beat from various sources of noise. These include linear digital filtering, nonlinear transforms and decision rule algorithms. These algorithms detect and classify each heart beat for every patient on the system and detect cardiac arrhythmia events such as asystole or ventricular fibrillation. The Company's clinical software has received all required FDA approvals.

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

PRODUCT DEVELOPMENT

    The Company's research and development strategy is to focus on expanding the capabilities of existing products and developing new products. The Company introduced its first OpenNet applications in 1996, permitting information from other manufacturers' multi-parameter patient monitoring to be displayed and distributed on the Company's Enterprise-wide monitoring system. Interfaces with bedside monitoring devices from Protocol, Datascope and Critikon, were introduced in 1996. The Company intends to continue to expand its OpenNet applications with interfaces to additional patient monitoring devices, many of which require no additional FDA clearance. In November 1997 the Company received its 510(k) clearance for additional OpenNet connectors to bedside monitors not covered in a previous 510(k) clearance and connections to ventilators. The ventilator connection allows clinicians to receive, display, interpret, distribute and archive respiratory data of ventilated patients. The first ventilator interface is to Mallincrodt's Series 7200 Ventilator. The Company received FDA clearance in November 1997 for a product application, SiteLink(TM), which enables the Company's Enterprise-wide monitoring systems at a tertiary hospital to be linked to remote facilities, even hundreds of miles away, in real-time, via a dedicated T-1 phone line. Monitoring technicians at the tertiary hospital provide 24-hour surveillance to the remote site, paging caregivers if a patient at the remote facility is in distress. During 1998, the Company placed into MAT its first connection between the Company's Enterprise-wide network and a hospital's clinical patient record software. The Company intends to make additional connections between its Enterprise-wide monitoring network and other HCIS products and computerized patient records.

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

    For the years ended December 31, 1999, 1998 and 1997, total research and development expenditures were approximately $5.7 million, $4.7 million and $4.8 million, respectively, and represented 35.2%, 22.5% and 22.1% of revenues, respectively. The Company expects to continue to allocate significant resources to these efforts. There can be no assurance, however, that such research and development efforts will be successful. Any failure of the Company's OpenNet technology or other products under development, including other HCIS connectivity products, to achieve their intended benefits or market acceptance would have a material adverse effect on the Company's business, operating results and financial condition.


BACKLOG

    The Company's backlog as of December 31, 1999, 1998 and 1997 was $3.4 million, $1.1 million and $2.9 million, respectively. Backlog consists of purchase orders for products deliverable within twelve months and primarily represents orders from OEM customers. Purchase orders from the Company's OEM customers are generally cancelable at any time without penalty. The Company's backlog is not large enough to assure that its revenue targets for a particular quarter will be met. Therefore, the Company does not consider backlog to be a significant indication of future performance, and sales in any quarter are dependent on orders booked and shipped during that quarter and are not predictable with any degree of certainty.

MANUFACTURING

    The Company's manufacturing operations consist primarily of final assembly and test and quality control of materials, components, subassemblies and systems. The Company relies on subcontractors for printed circuit board and component assembly. The Company obtained and maintains ISO 9001/EN 29001 certification and is required to operate under the Quality System Regulation (previously called the Good Manufacturing Practices) of the Food and Drug Administration ("FDA"). Some of the Company's products utilize components available in the short term from only a single or limited number of sources. Certain of these components, such as some devices manufactured by Intel, Burr-Brown Corporation, Motorola Semiconductor Products, Inc. and Maxim Integrated Products, Inc., have been available only on an allocation basis in the past and could be in scarce supply again in the future. In addition, from time to time, certain components, subassemblies and systems used by the Company are discontinued by manufacturers, requiring the Company to replace the component, subassembly or system with an equivalent product or if no such equivalent can be identified to modify and re-validate the product design. While such allocation restrictions and discontinuances have not had a significant adverse effect on the Company to date, any inability to obtain such components on a timely basis or at commercially reasonable prices or to redesign the product in a timely manner could have a material adverse effect on the Company's business, operating results and financial condition until alternative sources could be developed or design and manufacturing changes could be completed. The Company does not have long-term supply agreements with its component suppliers or subcontractors. The Company's manufacturing facility is located at its headquarters in Tustin, California.

INTELLECTUAL PROPERTY

    The Company relies on a combination of copyright, trade secret and trademark laws, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company seeks to protect its software, circuitry documentation and other written materials under trade secret and copyright laws, which afford only limited protection. The Company has one patent on certain aspects of the transmitter technology used in its products. OpenNet, SiteLink, PatientNet, and VitalCom are trademarks of the Company. The Company cannot assure that any of its proprietary products or technologies can be patented, that any issued patent will provide the Company with any competitive advantages or will not be challenged by third parties, or that the patents of others will not have an adverse effect on the Company's ability to do business. Certain of the Company's OEM products include 900 MHz transmission technology licensed pursuant to a fully paid, five-year agreement expiring January 1, 2001 with a third-party. Despite the Company's efforts to protect its proprietary rights, unauthorized parties might attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Restricting unauthorized use of the Company's products is difficult, and although the Company is unable to determine the extent to which unauthorized copying of its software products exists, such copying could be a potential problem. The Company believes, however, that it leads its competitors in certain technological developments, and that this lead affords it protection due in part to regulatory requirements related to technological advances. Nevertheless, the Company cannot assure that its protective measures for proprietary rights will be adequate or that the Company's competitors will not independently develop similar or superior technology, duplicate the Company's products or otherwise circumvent its intellectual property rights.

COMPETITION

    The Company's Enterprise-wide monitoring systems compete with systems offered by a number of competitors, including Agilent (formerly part of the Hewlett-Packard Company), SpaceLabs, Inc., GE Marquette Medical Systems, Inc. and Protocol, substantially all of which have significantly greater financial, technical, research and development and marketing resources than the Company. In addition, many of these competitors have long-standing relationships with acute care hospitals and IHDNs. Furthermore, consolidation in the healthcare industry and the emergence of IHDNs has resulted in larger healthcare providers that consolidate their purchasing with a small number of preferred vendors with whom they have had long-standing relationships. There can be no assurance that the Company will be able to sell to such hospitals or IHDNs or that the Company will be able to compete successfully with such vendors, and any inability to do so would have a material adverse effect on the Company's business, operating results and financial condition.

    The Company's OpenNet connections may face competition in the future from patient monitoring companies, life support device companies and general purpose data network providers. Such potential competitors may elect to enter this market and compete with the Company using significantly greater financial, technical, research and development and marketing resources than are available to the Company. In addition, the Company's success in selling its multi-parameter OpenNet connections to hospitals and IHDNs will depend to a large extent on its ability to interface with patient monitoring and life support devices of other vendors. Any action on the part of such other vendors to make such interfacing more difficult or impossible could have a material adverse effect on the Company's business, operating results and financial condition.

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

GOVERNMENT REGULATION

    Certain of the Company's products are regulated in the United States as medical devices by the FDA under the Federal Food, Drug, and Cosmetic Act ("FDC Act") and require implementing regulations and premarket notification clearance or approval by the FDA prior to commercialization. In addition, certain material changes or modifications to the intended use, labeling or manufacturing of cleared or approved medical devices are also subject to FDA clearance or approval. Pursuant to the FDC Act, the FDA regulates the development, testing, safety, labeling, storage, record keeping, advertising, production and distribution of medical devices in the United States. Noncompliance with applicable requirements can result in civil or criminal penalties, recall or seizure of products, or total or partial suspension of production.

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

     If a manufacturer or distributor of a medical device cannot establish substantial equivalence, the proposed device must be approved through a PMA application, which must be supported by statistical analysis of clinical data. The PMA application approval process can be expensive, uncertain and lengthy. To date the Company has received clearance on all of its products under the 510(k) process and has not been required to file a PMA application. The FDA has published a proposed rule that would require over forty devices, including those using arrhythmia software produced by the Company and its competitors, following a notice period, to receive PMA approvals or be discontinued for sale. A petition has been filed by some industry participants, including the Company, in response to the notice, to formally request that the FDA reclassify arrhythmia software devices from Class III devices to Class II devices. This petition is currently under FDA review. If the FDA reclassifies arrhythmia software devices to Class II, the Company's products will not require any additional clearances if a PMA application is not filed and approved within a specified time frame. However, if the FDA does not reclassify the arrhythmia software devices and publishes its final rule, such software devices would be subject to the lengthy and expensive PMA process, which could interrupt or terminate the sales of the Company's or its competitors' arrhythmia software devices. Any such interruption or termination could have a material adverse effect on the Company's business, financial condition and results of operations. The Company is required to adhere to applicable FDA regulations including the new Quality System Regulation, Title 21, part 820, (previously called the Good Manufacturing Practices), which include testing, control, and documentation requirements and the Medical Device Reporting Regulation. Failure to receive or delays in receipt of FDA clearance or approvals, including the need for extensive clinical trials or additional data as a prerequisite to clearance or approval, would have a material adverse effect on the Company's business, operating results and financial condition. Changes in existing regulations or adoption of new governmental regulations or policies could prevent or delay required regulatory approvals of the Company's products.

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

    The Company's proprietary communication products transmit real-time physiologic information from the patient to the central surveillance station. These communication products currently operate in three radio bands: VHF (174 MHz to 216 MHz, shared with TV channels 7-13); UHF (450 MHz to 470 MHz, shared with land mobile users); and the 900 MHz radio band (902 MHz to 928 MHz licensed for Spread Spectrum operation). The majority of the Company's RF products use the vacant television frequencies in the VHF band. The FCC is requiring all television stations to implement digital broadcasting transmission for High Definition Television (HDTV). Some major metropolitan areas were required to implement HDTV by December 31, 1998 and other markets will be required to implement by December 31, 2006. In order to implement HDTV the FCC has granted each TV channel an additional 6 MHz channel for digital broadcasting until the transition period ends, at which time the broadcaster would return one of the two channels. As TV stations use the additional 6 MHz channel for the digital broadcasting transition, which may take years, they may overlap into the radio spectrum which has been used for medical RF applications. Customers of the Company's lower power RF communication products may begin seeing more interference in the future. This interference may result in the Company's hospital biomedical personnel having to re-tune the Company's RF transmitters to other channels in order to reduce interference. In the event of high interference the Company's customers may need to purchase equipment to transmit in the UHF frequency range. In 1998 the FCC expanded the usable UHF frequencies for medical RF from the licensed 450 MHz to 470 MHz band to the previously unlicensed 470 MHz to 668 MHz frequency range. With VHF frequency ranges available for medical RF use potentially becoming more limited and the UHF frequency ranges expanding, the Company's competitors who have historically focused their RF products in what was the more limited UHF band, may now have a competitive advantage as compared to the Company, until such time as the Company expands its UHF RF product offerings. Any such competitive advantage of the Company's competitors and any additional development costs associated with expanding the Company's UHF RF product offerings could have a material adverse effect on the Company's business, operating results and financial condition. Additionally, future regulatory changes could significantly affect the Company's operations by diverting the Company's development efforts, making current products obsolete or increasing the opportunity for additional competition which could have a material adverse effect on the Company's business, operating results and financial condition.

    During 1998 the Company joined a task force created by the American Hospital Association (AHA) and the FDA called the Medical Telemetry Task Force (the "Task Force") along with other medical RF users, organizations, and vendors, including its competitors. The purpose of the Task Force was to respond to potential interference problems from HDTV, land mobile users and low power television to wireless patient monitoring devices by recommending both rule making language and specific spectrum allocation to the FCC. The Task Force's mission was to identify protected spectrum candidates for future medical telemetry use, evaluate use and make recommendations to the FCC. As such the Task Force petitioned the FCC to allocate the UHF 608 MHz to 614 MHz band, currently reserved for radio astronomy, for medical use on a primary basis. The Task Force submitted its recommendations to the FCC which then filed a Notice of Proposed Rule Making (NPRM, FCC docket # 99-182). Once the FCC approves the rulemaking, which the Company believes is probable, the Company may be at a disadvantage in the marketplace if one or some of its competitors develop and introduce RF products in this new band before the Company introduces products in the new band, resulting in lost or delayed revenues. In addition, the costs of developing RF transmitter and receiver products is expensive and is diverting research and development resources from other projects resulting in higher costs and delayed projects. Any such competitive advantage of the Company's competitors and any additional development costs associated with expanding the Company's UHF RF product offerings could have a material adverse effect on the Company's business, operating results and financial condition. Additionally, future regulatory changes could significantly affect the Company's operations by diverting the Company's development efforts, making current products obsolete or increasing the opportunity for additional competition which could have a material adverse effect on the Company's business, operating results and financial condition.

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

EMPLOYEES

    As of December 31, 1999, the Company had approximately 136 full-time employees, of which 31 were in customer service, marketing and sales, 34 were in research and development, 54 were in manufacturing, quality assurance and regulatory affairs and 17 were in administration. None of the Company's employees is covered by a collective bargaining agreement, the Company has experienced no work stoppages and VitalCom believes that its relationship with its employees is good.

ITEM 2.  PROPERTIES

    The Company occupies approximately 46,000 square feet of space at its headquarters in Tustin, California under a lease expiring in June 2005, with an option to extend through June 2010. The Company believes that this facility will be adequate to satisfy its anticipated business requirements.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters have been submitted to a vote of the Company's shareholders since the Company's last annual meeting of shareholders in May 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Market and Market Price for Common Stock. VitalCom Inc. common stock, $0.0001 par value per share, is traded over the counter under the symbol "VCOM" and is an authorized security for quotation on the Nasdaq Small Cap Market ("Nasdaq/SC"). In September 1999, the Company no longer met all of the requirements for trading on the Nasdaq National Market, and was required to be traded on the Nasdaq/SC. There was no interruption in the trading of the Company's stock due to the change in market listing, and the Company currently meets all the listing requirements of the Nasdaq/SC.

     The market prices of a share of VitalCom Inc. common stock are set forth below. The prices reflect the high and low trading prices for each quarter and the year ended December 31, 1999, since the Company's initial public offering in February 1996, as reported by Nasdaq.

                                       Three Months Ended                   Year Ended     Year Ended     Year Ended     Year Ended
                           ----------------------------------------------  December 31,   December 31,   December 31,   December 31,
                           March 31  June 30   September 30   December 31     1996           1997           1998           1999
                           --------  -------   ------------   -----------  ------------   ------------   ------------   ------------
1996
  High..................   $20.000   $23.250     $16.813        $6.000       $23.250
  Low...................    12.625    12.875       4.375         5.125         4.375
1997
  High .................     5.750     5.625       5.063         5.563                      $5.750
  Low...................     4.375     4.500       4.000         3.875                       3.875
1998
  High .................     5.000     4.500       4.000         3.063                                     $5.000
  Low...................     4.063     3.000       2.375         1.500                                      1.500
1999
  High..................     3.000     2.250       2.375         3.500                                                    $3.500
  Low...................     1.156     1.063       1.750         0.750                                                     0.750

    Holders. The approximate number of holders of record of VitalCom Inc. common stock, as recorded on the books of VitalCom's Registrar and Transfer Agent, as of March 15, 2000 was 37.

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

UNREGISTERED SALES OF THE REGISTRANT'S EQUITY SECURITIES DURING LAST FISCAL YEAR

     Common Stock Contributions to 401(k) Plan. At December 31, 1998 the Company was obligated to issue 27,057 shares of Common Stock to employees as a matching contribution to the 401(k) Plan for the fourth quarter of 1998. This stock match was made in the first quarter of 1999.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data set forth below for the periods and the dates indicated are derived from the audited financial statements of the Company. The statement of operations data for each of the three fiscal years in the period ended December 31, 1999, and the balance sheet data at December 31, 1998 and 1999, has been derived from the audited financial statements included herein which have been audited by Deloitte & Touche LLP, independent auditors. The Company's statements of operations data for the fiscal years ended December 31, 1995 and 1996 and balance sheet data as of December 31, 1995, 1996 and 1997, have been derived from audited financial statements, not included herein, also audited by Deloitte & Touche LLP, independent auditors. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and Notes thereto included elsewhere in this report.

                                                                 Year Ended December 31,
                                                --------------------------------------------------------
                                                  1995        1996        1997        1998        1999
                                                --------    --------    --------    --------    --------
                                                         (In thousands, except per share data)
Statements of Operations Data:
Revenues                                        $ 23,964    $ 18,372    $ 21,794    $ 20,859    $ 16,290
                                                --------    --------    --------    --------    --------
Cost of revenues                                  10,299       9,680      11,477       9,561       7,589
                                                --------    --------    --------    --------    --------
Gross profit                                      13,665       8,692      10,317      11,297       8,701
                                                --------    --------    --------    --------    --------
Operating expenses:
  Sales and marketing                              6,442       9,515       8,562       6,794       6,128
  Research and development                         2,673       5,434       4,816       4,698       5,729
  General and administrative                       1,644       2,507       2,536       2,159       2,358
  Restructuring charges                                          481
                                                --------    --------    --------    --------    --------
          Total operating expenses                10,759      17,937      15,914      13,651      14,215
                                                --------    --------    --------    --------    --------
Operating income (loss)                            2,906      (9,245)     (5,597)     (2,353)     (5,514)
                                                --------    --------    --------    --------    --------
Other income (expense), net                         (130)        975         973         890         759
                                                --------    --------    --------    --------    --------
Income (loss) before provision (benefit)
  for income taxes                                 2,776      (8,270)     (4,624)     (1,463)     (4,755)
Provision (benefit) for income taxes               1,193      (1,902)         26          25          36
                                                --------    --------    --------    --------    --------
Net income (loss)                               $  1,583    $ (6,368)   $ (4,650)   $ (1,488)   $ (4,791)
                                                ========    ========    ========    ========    ========
Net income (loss) per basic common share(1)     $   0.30    $  (0.90)   $  (0.58)   $  (0.18)   $  (0.60)
                                                ========    ========    ========    ========    ========
Net income (loss) per diluted common share(1)   $   0.28    $  (0.90)   $  (0.58)   $  (0.18)   $  (0.60)
                                                ========    ========    ========    ========    ========
Weighted average basic common shares(1)            5,313       7,084       8,001       8,148       8,046
                                                --------    --------    --------    --------    --------
Weighted average diluted common shares(1)          5,671       7,084       8,001       8,148       8,046
                                                ========    ========    ========    ========    ========

                                                                       December 31,
                                                --------------------------------------------------------
                                                  1995        1996        1997        1998        1999
                                                --------    --------    --------    --------    --------
                                                                    (In thousands)
Balance Sheet Data:
Cash equivalents and short-term investments     $  2,164    $ 20,120    $ 18,157    $ 15,830    $ 12,380
Working capital                                    6,236      23,980      19,965      19,249      14,144
Total assets                                      13,353      31,921      26,708      24,223      18,686
Long-term debt, excluding current portion          1,042          82          60          32
Total stockholders' equity (deficit)              (2,973)     26,973      22,521      21,462      16,105

-----------------

(1) See Note 1 of the Notes to the Financial Statements for a description of shares used in calculating net income (loss) per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    VitalCom Inc. provides computer networks and related radio communications products that acquire, interpret and distribute real-time patient monitoring information. The Company's computer and radio networks acquire physiologic data generated by its own proprietary ECG monitors and other manufacturers' bedside equipment located throughout a healthcare facility. The Company's products are sold through a direct sales force to acute care hospitals and integrated healthcare delivery networks ("IHDNs") and on an Original Equipment Manufacturer ("OEM") basis to patient monitoring equipment manufacturers.

    Revenues from sales of Enterprise-wide Monitoring Systems, and the recently introduced PatientNet Enterprise Monitoring Systems, sold by the Company's direct sales force are recognized upon shipment. The sales cycle for Enterprise-wide Monitoring Systems has typically been from nine to 18 months, and the Company expects that the sales cycle for PatientNet will be of similar length. The Company has experienced seasonal variations in sales of its Enterprise-wide Monitoring Systems, with sales in the first quarter typically lower than the preceding fourth quarter's sales due to customer budget cycles and sales remaining relatively flat during the third quarter. Furthermore, a large percentage of a particular quarter's shipments of Enterprise-wide Monitoring Systems have historically been recorded in the last weeks of the quarter.

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

    The Company's products are generally shipped as orders are received and, accordingly, the Company typically operates with limited backlog. As a result, sales in any quarter are dependent on orders recorded and shipped in the current quarter.

    To date, the Company has not capitalized software development expenses. However, the development of new products or the enhancement of existing products may require capitalization of such expenses in the future. See Note 1 of the Notes to the Financial Statements.

RESULTS OF OPERATIONS

    The following table sets forth the percentage of total revenues represented by certain statements of operations data for the periods indicated:

                                               Year Ended December 31,
                                            ----------------------------
                                             1997       1998       1999
                                            ------     ------     ------
Revenue                                     100.0%     100.0%     100.0%
Cost of revenues                             52.7       45.8       46.6
                                            -----      -----      -----
Gross profit                                 47.3       54.2       53.4
                                            -----      -----      -----
Operating expenses:
  Sales and marketing                        39.3       32.6       37.6
  Research and development                   22.1       22.5       35.2
  General and administrative                 11.6       10.3       14.5
                                            -----      -----      -----
          Total operating expenses           73.0       65.4       87.3
                                            -----      -----      -----
Operating loss                              (25.7)     (11.3)     (33.9)
Other income, net                             4.5        4.3        4.7
                                            -----      -----      -----
Loss before provision for income taxes      (21.2)      (7.0)     (29.2)
Provision for income taxes                    0.1        0.1        0.2
                                            -----      -----      -----
Net loss                                    (21.3)%     (7.1)%    (29.4)%
                                            =====      =====      =====

COMPARISON OF THE YEARS ENDED 1999, 1998 AND 1997

    Total Revenues. Total revenues consist of revenue from sales of Enterprise-wide Monitoring Systems and OEM products, together with fees for installation and servicing of products. Total revenues decreased 21.9% to $16.3 million in 1999 from $20.9 million in 1998. Total revenues decreased 4.3% to $20.9 million in 1998 from $21.8 million in 1997. Revenues from Enterprise-wide Monitoring Systems sales decreased 41.4% to $5.1 million in 1999 from $8.8 million in 1998. Revenues from Enterprise-wide Monitoring Systems sales decreased 5.0% to $8.8 million in 1998 from $9.3 million in 1997. Revenues from OEM product sales decreased 7.7% to $11.1 million in 1999 from $12.1 million in 1998. Revenues from OEM product sales decreased 3.7% to $12.1 million in 1998 from $12.5 million in 1997. The decrease in Enterprise-wide Monitoring Systems sales in 1999 was primarily due to delays in the signing of sales agreements with hospitals, as hospitals diverted their capital spending to address other vendors' Year 2000 issues. Additionally, these delays were caused by the extended analysis of the Company's new product offerings and after sales support programs by prospective customers. The decrease in Enterprise-wide Monitoring Systems sales in 1998 was due to the Company's difficulties in rebuilding its sales force and funnel of potential new business from the 1996 direct sales business development restructuring. The decrease in OEM product sales in 1999 resulted from a shift in sales strategy by a large OEM customer following its sale to new investors. The decrease in OEM product sales in 1998 reflects the reduction in sales to the Company's largest OEM customer, due to weaker demand in their departmental monitoring market.

    Gross Profit. Cost of goods sold includes material, direct labor, overhead and, for Enterprise-wide Monitoring Systems, installation expenses. Cost of revenues decreased 20.6% to $7.6 million from $9.6 million in 1998, on a 21.9% decrease in revenues in 1999. Cost of revenues decreased 16.7% to $9.6 million in 1998 from $11.5 million in 1997, on a 4.3% revenue decrease in 1998. Gross margins were 53.4%, 54.2% and 47.3% in 1999, 1998 and 1997, respectively. The decrease in gross margin in 1999 as compared to 1998 was due to the lower percentage of Enterprise-wide Monitoring Systems in the sales mix, which historically have generated higher gross margins than OEM Systems. The increase in gross margin in 1998 as compared to 1997 was due to price decreases in material costs for personal computer and RF board assembly materials and reduced overhead costs for overtime, product liability insurance and warranty costs.

    Sales and Marketing Expenses. Sales and marketing expenses include payroll, commissions and related personnel costs attributable to Enterprise-wide Monitoring Systems and OEM sales and marketing personnel, travel and entertainment expenses, and other promotional expenses. Sales and marketing expenses decreased 9.8%, to $6.1 million in 1999 from $6.8 million in 1998. Sales and marketing expenses decreased 20.7%, to $6.8 million in 1998 from $8.6 million in 1997. The decrease in sales and marketing expenses in 1999 from 1998 was primarily due to lower sales personnel salaries associated with the reduction in the number of direct sales representatives, as well as reduced commissions and travel expenses resulting from the reduced revenue volumes in 1999. The decrease in sales and marketing expenses in 1998 from 1997 was due to lower salaries and commission expenses associated with the reduction in sales personnel, lower travel expenses and a reduction in marketing and promotion costs.

    Research and Development Expenses. Research and development expenses include payroll and related costs attributable to research and development personnel, prototyping expenses and other costs. Research and development expenses increased 22.0% to $5.7 million in 1999 from $4.7 million in 1998. Research and development expenses decreased 2.4% to $4.7 million in 1998 from $4.8 million in 1997. Research and development expenses increased in 1999 from 1998 due to higher third party contractor expenses related to the Company's development of prototype hardware products. Research and development expenses decreased in 1998 from 1997 due to lower salary expenses associated with the lower headcount in 1998.

    General and Administrative Expenses. General and administrative expenses include accounting, finance, MIS, human resources, general administration, executive officers and professional fee expenses. General and administrative expenses increased 9.2% to $2.4 million in 1999 from $2.2 million in 1998. General and administrative expenses decreased 14.9% to $2.2 million in 1998 from $2.5 million in 1997. The increase in spending in 1999 in comparison to 1998 was primarily due to higher salaries and employee benefits expenses, as well as increased professional fees. The decrease in spending in 1998 in comparison to 1997 was primarily due to the reduction in legal and professional fees.

    Other Income, Net. Other income, net consists primarily of interest income earned on proceeds from the Company's initial public offering, net of payments for outstanding indebtedness. Other income, net, in 1999 decreased to $758,555 as compared to $889,621 in 1998. This decrease was due to lower income derived from the short-term investments in comparison to the prior year. Other income, net in 1998 decreased $83,347 to $889,621 due to lower income derived from the Company's short-term investment portfolio.

    Provision for Income Taxes. The Company paid minimal state taxes in 1999, 1998 and 1997 due to its net loss position. The Company's utilization of its credit carryforwards depends upon future income and may be subject to an annual limitation, required by the Internal Revenue Code of 1986 and similar state provisions (see Note 9 of the Notes to the Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

    The Company has financed its operations (including capital expenditures) through net proceeds from the Company's February 1996 initial public offering, cash and cash equivalent balances, a bank line of credit and long-term debt. During the year ended December 31, 1996 the Company issued 2,300,000 shares of common stock in its February 1996 initial public offering, raising $25.6 million, net of expenses. At December 31, 1999, the Company had $12.4 million in cash, cash equivalents and short-term investments as compared to $15.8 million at December 31, 1998.

    The Company used $2.3 million of cash for operating activities in 1999, compared to $2.2 million and $1.7 million in 1998 and 1999, respectively to fund the net losses in 1999, 1998 and 1997 of $4.8 million, $1.5 million and $4.6 million, respectively. Of the net cash used in operating activities in 1999, $390,186 was used for the increase in prepaid expenses, $241,151 was attributable to the reduction in the accrued warranty reserve, $113,053 was used for the increase of inventories and $85,336 was used to pay down accrued liabilities. During 1999, the net loss of $4.8 million and the uses of cash were partially offset by the $2.3 million decrease in accounts receivable, the $693,027 in non-cash adjustments provided by depreciation and amortization of fixed assets and intangible assets, and $154,975 was attributable to the increase in accrued payroll and related costs. Of the net cash used in operating activities in 1998, $842,163 was used for the increase in account receivables, $620,857 was used to pay down accrued liabilities, $393,168 was used for payroll and related costs and $210,797 was attributable to the reduction in the accrued warranty reserve. During 1998, uses of cash were partially offset by the $735,338 in non-cash adjustments provided by depreciation and amortization of fixed assets and intangible assets, $420,600 was provided by the reduction in inventories, and $259,985 in the non-cash adjustment provided by the equity contribution to the 401(k) plan. The 1997 net loss of $4.6 million and the $1.6 million increase in accounts receivable was partially offset by decreases in inventories and income tax receivable of $1.4 million and $2.9 million, respectively.

    The Company used $385,604 in investing activities in 1999 of which $481,780 was used for capital expenditures, compared to $347,293 in cash provided by investing activities and $6.4 million in cash used in investing activities in 1998 and 1997, respectively. Cash used in investing activities in 1998 and 1997 was primarily for the purchase of capital expenditures and net purchases of short-term investments.

     The Company used $665,022 of cash from financing activities in 1999. In 1998 and 1997, the Company generated $144,949 and $176,691, respectively. The primary use of cash from financing activities in 1999 was the repurchase of 363,550 shares of the Company's common stock at a total cost of $740,154. The primary source of cash from financing activities in 1998 and 1997 was the net proceeds of cash from the issuance of common stock and its employee stock purchase plan in the amounts of $169,813 and $198,189, respectively.

     At December 31, 1999, the Company's principal sources of liquidity consisted of $12.4 million of cash, cash equivalents and short-term investments, and $5.0 million of available credit facilities. During the year ended December 31, 1999, the Company had a secured lending arrangement (the "Agreement") with Silicon Valley Bank, providing for a $5.0 million revolving line of credit. The Agreement expired on December 31, 1999. In March 2000, the Company and the bank entered into a letter of commitment for the renewal of the Agreement through March 2001. At December 31, 1999, there were no borrowings outstanding under the Agreement.

    The Company's principal commitment at December 31, 1999 consisted of a lease on its office and manufacturing facility. The Company expects to spend approximately $1.4 million for capital expenditures, primarily equipment and computer equipment, during 2000.

    The Company believes that existing cash resources will be sufficient to fund the Company's operations for at least the next twelve months.

YEAR 2000 COMPUTER SYSTEMS COMPLIANCE

    On January 1, 2000, many companies faced a potentially serious information technology (IT) systems problem because many software applications and operational programs written in the past did not properly recognize calendar dates beginning in the Year 2000. This problem could have forced computers or machines, which utilize date dependent software to either shut down or provide incorrect data or information. The Company, led by its Y2K Task Force, examined its IT and Non-IT Systems to determine whether its software applications and computer and information systems were compliant with the Year 2000. The Company's remediation efforts for the systems found not to be Year 2000 compliant included, but were not limited to, internal upgrade efforts, vendor provided upgrades, replacement, and decommissioning of obsolete systems and equipment. Based on these efforts the Company considered its critical and non-critical business systems to be Year 2000 compliant as of December 31, 1999.

    At this time the Company has not experienced any material Year 2000 related problems with its IT systems or software applications, and has not experienced any material problems with key Company suppliers or customers related to Year 2000. There has been no material impact on the Company's business, financial condition or results of operations related to the Year 2000.

    The Company spent approximately $200,000 on external and internal costs associated with its Year 2000 compliance efforts. These costs were funded through the Company's cash flows from operations and did not have a material effect on results of operations or financial condition.

    The Company intends to continue to review its IT systems as well as monitor its key suppliers and customers for any undetected Year 2000 issues which may not yet be known. However, the Company does not currently believe that there are any undetected Year 2000 issues that could have a material impact on the Company's business, financial condition or results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the FASB released Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for derivatives used for hedging activities. It requires that all derivatives be recognized either as an asset or liability, and measures them at fair value. SFAS 133, as amended, is effective for all fiscal quarters for fiscal years beginning after June 15, 2000. The Company believes that the application of SFAS 133 will not have a material impact on the Company's financial statements.

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

RISK FACTORS

    Dependence on Increased Market Acceptance of Enterprise-wide Monitoring Systems. In 1999, sales of the Company's Enterprise-wide Monitoring Systems decreased 41.4% to $5.1 million from $8.8 million in 1998. In 1998, sales of the Company's Enterprise-wide Monitoring Systems decreased 5.0% to $8.8 million from $9.3 million in 1997. In 1997, sales of the Company's Enterprise-wide Monitoring Systems increased 12.8% to $9.3 million from $8.2 million in 1996. Since 1995, the Company's sales levels for its Enterprise-wide Monitoring Systems has been lower than expected, which, together with investments and expense levels that are incurred based on the expectation of higher sales, has resulted in net losses in each year since 1995 and have had a material adverse effect on the Company's business, operating results and financial condition. If the Company is not successful in increasing sales levels of its Enterprise-wide Monitoring Systems in future periods, the Company's business, operating results and financial condition will continue to be materially adversely affected. In addition, although the Company's Enterprise-wide monitoring products have been installed in more than 100 hospitals, there is no assurance that the Company's products will achieve the hospital penetration necessary to increase sales.

    Introduction of New Product - PatientNet System for the e-Hospital- and Deferred Revenue. In July 1999 the Company announced a new product to be sold by the Company's direct sales force - "PatientNet, an enterprise monitoring solution for the electronic hospital". The new PatientNet System for the e-Hospital will replace the Company's existing product line of Enterprise-wide Monitoring products sold by its direct sales force, includes open system architecture, enterprise-wide connectivity with web-enabled access, more connections to other manufacturers' monitoring equipment and other additional features and functions. In addition, it is the platform for the Company's anticipated implementation of the new medical radio frequency (RF) bands proposed by industry to the Federal Communications Commission (FCC). In connection with the introduction of its new Enterprise-wide Monitoring System for the e-Hospital the Company re-priced its products, introduced after sales support products including software maintenance, extended hardware warranty and hardware obsolescence programs. The Company offered after sales support agreements and upgrades, when and if available, to its existing hospital customers at a promotional price through December 31, 1999.

    Customer Concentration; Dependence on Departmental Products. The Company's OEM product sales, which represented approximately 53.7%, 57.9% and 68.6% of the Company's total net revenues in 1997, 1998 and 1999, respectively, have historically been to a small number of OEM customers. In 1997, Quinton Instrument Company ("Quinton") and Datascope Corporation ("Datascope") accounted for approximately 12.2% and 25.0%, respectively, of the Company's total revenues and in 1998 Quinton and Datascope accounted for approximately 19.7% and 22.6%, respectively, of the Company's total revenues. In 1999, Quinton and Datascope accounted for approximately 24.0% and 34.0%, respectively. The loss of, or a reduction in sales to, any such OEM customer would have a material adverse effect on the Company's business, operating results and financial condition.

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

    Competition. The Company's Enterprise-wide Monitoring Systems compete with systems offered by a number of competitors, including Agilent, SpaceLabs, Inc. and GE Marquette Medical Systems, Inc., all of which have significantly greater financial, technical, research and development and marketing resources than the Company. In addition, many of these competitors have longstanding relationships with acute care hospitals and IHDNs. There can be no assurance that the Company will be able to sell to such hospitals or IHDNs or that the Company will be able to compete successfully with such vendors, and any inability to do so could have a material adverse effect on the Company's business, operating results and financial condition. While the Company is not aware of any competitive open system multi-parameter Enterprise-wide Monitoring Systems currently available, the Company's OpenNet applications may face significant competition in the future from HCIS providers, patient monitoring companies, life support device companies and general purpose data network providers. Such potential competitors may elect to enter this market and compete with the Company using significantly greater financial, technical, research and development and marketing resources than are available to the Company. In addition, the Company's success in selling its multi-parameter OpenNet networks to hospitals and IHDNs will depend to a large extent on its ability to interface with patient monitoring and life support devices of other vendors. Any action on the part of such other vendors to make such interfacing more difficult or impossible could have a material adverse effect on the Company's business, operating results and financial condition. The market for the Company's OEM products is also intensely competitive. The Company sells to a range of patient monitoring and life support device companies, many of which have significantly greater financial, technical, research and development and marketing resources than the Company. There can be no assurance that current OEM customers will not elect to design and manufacture patient monitoring and system components currently supplied by the

Company or elect to contract with other OEM suppliers. Any such election by one or more of such companies could have a material adverse effect on the Company's business, operating results and financial condition.

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

    Technological Change; Need to Develop New Products. Many aspects of the medical equipment industry are undergoing rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards. Historically, the Company derived substantially all of its revenue from sales of its Enterprise-wide Monitoring Systems and OEM products. The Company believes that as the market for these products matures, the Company's future success will depend upon its ability to develop and introduce on a timely basis new products and product enhancements that keep pace with technological developments and that address the increasingly sophisticated needs of acute care hospitals and IHDNs. In addition, the introduction of competing products embodying new technologies and the emergence of new industry standards could render the Company's existing products unmarketable or obsolete. If the Company is unable to develop and introduce product enhancements and new products in a timely and cost-effective manner in response to changing market conditions or customer requirements, or if the Company's new products or product enhancements, such as SiteLink, do not achieve market acceptance, the Company's business, operating results and financial condition will be materially adversely affected.

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

    Government Regulation. The manufacturing, marketing and sales of medical devices, including the Company's products, are subject to extensive regulation by numerous governmental authorities. In the United States, the Company's products are regulated by the Food and Drug Administration. The Company has received clearance from the FDA to market its current products through the 510(k) premarket notification process. There can be no assurance that a similar 510(k) clearance for any future product or enhancement of an existing product will be granted or that the process will not be lengthy. If the Company cannot establish that a product is "substantially equivalent" to certain legally marketed devices, or if FDA regulatory changes currently under consideration with respect to arrhythmia software are adopted, the 510(k) clearance procedure will be unavailable and Company will be required to utilize the longer and more expensive premarket approval ("PMA") process. Failure to receive or delays in receipt of FDA clearances or approvals, including the need for extensive clinical trials or additional data as a prerequisite to clearance or approval, could have a material adverse effect on the Company's business, operating results and financial condition. Sales of medical devices and components outside of the United States are subject to international regulatory requirements that vary from country to country. There can be no assurance that the Company will be able to obtain further clearance or approvals for its products or components on a timely basis or at all, and delays in receipt of, loss of or failure to receive such approvals or clearances could have a material adverse effect on the Company's business, operating results and financial condition.

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

     During 1998 the Company joined a task force created by the American Hospital Association (AHA) and the FDA called the Medical Telemetry Task Force (the "Task Force") along with other medical RF users, organizations, and vendors, including its competitors. The purpose of the Task Force was to respond to potential interference problems from HDTV, land mobile users and low power television to wireless patient monitoring devices by recommending both rule making language and specific spectrum allocation to the FCC. The Task Force's mission was to identify protected spectrum candidates for future medical telemetry use, evaluate use and make recommendations to the FCC. As such the Task Force petitioned the FCC to allocate the UHF 608 MHz to 614 MHz band, currently reserved for radio astronomy, for medical use on a primary basis. The Task Force submitted its recommendations to the FCC which then filed a Notice of Proposed Rule Making (NPRM, FCC docket # 99-182). Once the FCC approves the rulemaking, which the Company believes is probable, the Company may be at a disadvantage in the marketplace if one or some of its competitors develop and introduce RF products in this new band before the Company introduces products in the new band, resulting in lost or delayed revenues. In addition, the costs of developing RF transmitter and receiver products is expensive and is diverting research and development resources from other projects resulting in higher costs and delayed projects. Any such competitive advantage of the Company's competitors and any additional development costs associated with expanding the Company's UHF RF product offerings could have a material adverse effect on the Company's business, operating results and financial condition. Additionally, future regulatory changes could significantly affect the Company's operations by diverting the Company's development efforts, making current products obsolete or increasing the opportunity for additional competition which could have a material adverse effect on the Company's business, operating results and financial condition.

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

    Risks Associated With Recent Management Changes. In recent years, the Company has had a number of changes in its management team. These changes included the Company's Chief Executive Officer in 1997, Vice President, Research and Development in 1998, and Vice President, Sales and Chief Financial Officer in 1999. These management changes have caused disruptions in the Company's day-to-day operations, have interrupted continuity in customer relationships and have created delays in sales cycles and product release schedules. Although the Company believes that its existing senior management will be successful in improving the Company's business, operating results and financial condition, there can be no assurance that such changes will not have a material adverse effect on the Company's business, operating results and financial condition in future periods.

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

    Volatility of Stock Price. Due to all of the foregoing factors, it is likely that without advance warning or notice, in some future quarter the Company's operating results will be below the expectations of market analysts and investors. This may cause the market price of the Company's common stock to fall. These risks are impossible to fully determine at present, and should be considered in evaluating the financial prospects and future growth of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's current policy is to not enter into derivative financial instruments. Its financial instruments consist of cash and cash equivalents, short-term investments, trade accounts receivable, accounts payable and accrued liabilities. The Company considers investments in highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. All of the Company's cash equivalents and short-term investments are classified as available for sale at December 31, 1999. The Company's exposure to market risk for changes in interest rates relates primarily to its short-term investments and short-term obligations, thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. The Company does not currently have any significant foreign currency exposure since it does not transact business in foreign currencies. Due to this, the Company does not have significant overall currency exposure at December 31, 1999.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    For financial statements, see pages 22 - 33 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of VitalCom Inc.,

    We have audited the accompanying balance sheets of VitalCom Inc. (the Company) as of December 31, 1998 and 1999, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such financial statements present fairly, in all material respects, the financial position of VitalCom Inc. at December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP
Costa Mesa, California
February 10, 2000

                                  VITALCOM INC.

                                 BALANCE SHEETS

                                                                                          December 31,
                                                                                  ----------------------------
                                                                                      1998            1999
                                                                                  ------------    ------------
                                                ASSETS
Current assets:
  Cash and cash equivalents ...................................................   $ 10,460,810    $  7,107,420
  Short-term investments ......................................................      5,369,213       5,273,037
  Accounts receivable, net of allowance for doubtful accounts and returns
    of $350,147 and $346,079 in 1998 and 1999 .................................      4,615,295       2,309,392
  Inventories (Note 2) ........................................................      1,391,899       1,504,952
  Prepaid expenses ............................................................        140,647         530,833
                                                                                  ------------    ------------
          Total current assets ................................................     21,977,864      16,725,634
Property:
  Machinery and equipment .....................................................      1,503,905       1,560,013
  Office furniture and computer equipment .....................................      2,200,732       2,558,815
  Leasehold improvements ......................................................        173,883         181,778
                                                                                  ------------    ------------
                                                                                     3,878,520       4,300,606
  Less accumulated amortization and depreciation ..............................     (2,223,301)     (2,831,090)
                                                                                  ------------    ------------
          Property, net .......................................................      1,655,219       1,469,516
Other assets (Note 1) .........................................................        133,894          68,237
Goodwill, net (Note 1) ........................................................        455,573         423,025
                                                                                  ------------    ------------
Total assets ..................................................................   $ 24,222,550    $ 18,686,412
                                                                                  ============    ============

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ............................................................   $    429,987    $    508,322
  Accrued payroll and related costs ...........................................        804,887         959,862
  Accrued warranty costs ......................................................        757,448         516,297
  Accrued liabilities (Notes 6 and 7) .........................................        711,255         568,336
  Current portion of capital lease obligations (Note 4) .......................         24,990          28,796
                                                                                  ------------    ------------
          Total current liabilities ...........................................      2,728,567       2,581,613
Capital lease obligations, less current portion (Note 4) ......................         31,552              --

Commitments and contingencies (Note 4)

Stockholders' equity (Notes 6 and 8):
  Common stock, including paid-in-capital, $0.0001 par value; 25,000,000 shares authorized; 8,162,972 shares issued and outstanding at December 31, 1998;
    8,281,113 shares issued and 7,917,563 shares outstanding at
    December 31, 1999 .........................................................     37,491,563      37,665,468
  Note receivable for common stock sales ......................................        (30,590)        (30,590)
  Treasury stock, at cost .....................................................             --        (740,154)
  Accumulated deficit .........................................................    (15,998,542)    (20,789,925)
                                                                                  ------------    ------------
          Total stockholders' equity ..........................................     21,462,431      16,104,799
                                                                                  ------------    ------------
Total liabilities and stockholders' equity ....................................   $ 24,222,550    $ 18,686,412
                                                                                  ============    ============


                       See notes to financial statements.

                                  VITALCOM INC.

                            STATEMENTS OF OPERATIONS

                                                              Years Ended December 31,
                                                   --------------------------------------------
                                                        1997           1998            1999
                                                   ------------    ------------    ------------
Revenues .......................................   $ 21,793,555    $ 20,858,926    $ 16,289,617
Cost of revenues ...............................     11,476,974       9,561,471       7,588,487
                                                   ------------    ------------    ------------
Gross profit ...................................     10,316,581      11,297,455       8,701,130

Operating expenses:
  Sales and marketing ..........................      8,562,095       6,793,879       6,128,233
  Research and development .....................      4,815,543       4,697,750       5,729,148
  General and administrative ...................      2,535,586       2,158,558       2,357,687
                                                   ------------    ------------    ------------
          Total operating expenses .............     15,913,224      13,650,187      14,215,068
                                                   ------------    ------------    ------------
Operating loss .................................     (5,596,643)     (2,352,732)     (5,513,938)
Other income, net ..............................        972,968         889,621         758,555
                                                   ------------    ------------    ------------
Loss before provision for income taxes .........     (4,623,675)     (1,463,111)     (4,755,383)
Provision for income taxes .....................         26,190          25,200          36,000
                                                   ------------    ------------    ------------
Net loss .......................................   $ (4,649,865)   $ (1,488,311)   $ (4,791,383)
                                                   ============    ============    ============

Net loss per basic and diluted common share ....   $      (0.58)   $      (0.18)   $      (0.60)
                                                   ============    ============    ============
Weighted average basic and diluted common shares      8,000,982       8,148,085       8,045,998
                                                   ============    ============    ============


                       See notes to financial statements.

                                  VITALCOM INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
              For The Years Ended December 31, 1997, 1998 and 1999

                                                         Common Stock                Treasury Stock         Note Receivable
                                                   -------------------------    ------------------------      for Common
                                                    Shares         Amount        Shares        Amount         Stock Sales
                                                   ---------    ------------    --------    ------------    ---------------
Balances, January 1, 1997                          7,942,688    $ 36,832,936

Stock options exercised                                8,500           6,971
Note receivable for common stock sales                40,000         195,000                                $   (195,000)
Cash collections on note receivable                                                                                   40
Stock issued pursuant to employee
 stock purchase plan                                  47,359         191,218
Net loss
                                                   ---------    ------------    --------    ------------    ------------
Balances, December 31, 1997                        8,038,547      37,226,125                                    (194,960)

Stock options exercised                               28,250          24,549
Note receivable for common stock sales                10,000          30,600                                     (30,600)
Cash collections on note receivable                                                                                   10
Cancellation of note receivable for common stock     (40,000)       (194,960)                                    194,960
Stock issued pursuant to employee stock
 purchase plan                                        52,703         145,264
Stock issued pursuant to 401(k) plan
 employer match                                       73,472         259,985
Net loss
                                                   ---------    ------------    --------    ------------    ------------
Balances, December 31, 1998                        8,162,972      37,491,563                                     (30,590)

Stock options exercised                               16,750          14,639
Acquisition of treasury stock                                                   (363,550)       (740,154)
Stock issued pursuant to employee stock
 purchase plan                                        74,334          88,240
Stock issued pursuant to 401(k) plan employer
 match                                                27,057          71,026
Net loss
                                                   ---------    ------------    --------    ------------    ------------
Balances, December 31, 1999                        8,281,113    $ 37,665,468    (363,550)   $   (740,154)   $    (30,590)
                                                   =========    ============    ========    ============    ============

                                                                     Total
                                                   Accumulated    Stockholders'
                                                     Deficit         Equity
                                                   ------------   -------------
Balances, January 1, 1997                          $(9,860,366)    $26,972,570

Stock options exercised                                                  6,971
Note receivable for common stock sales
Cash collections on note receivable                                         40
Stock issued pursuant to employee
 stock purchase plan                                                   191,218
Net loss                                             (4,649,865)    (4,649,865)
                                                   ------------    -----------
Balances, December 31, 1997                         (14,510,231)    22,520,934

Stock options exercised                                                 24,549
Note receivable for common stock sales
Cash collections on note receivable                                         10
Cancellation of note receivable for common stock
Stock issued pursuant to employee stock
 purchase plan                                                         145,264
Stock issued pursuant to 401(k) plan
 employer match                                                        259,985
Net loss                                             (1,488,311)    (1,488,311)
                                                   ------------    -----------
Balances, December 31, 1998                         (15,998,542)    21,462,431

Stock options exercised                                                 14,639
Acquisition of treasury stock                                         (740,154)
Stock issued pursuant to employee stock
 purchase plan                                                          88,240
Stock issued pursuant to 401(k) plan employer
 match                                                                  71,026
Net loss                                             (4,791,383)    (4,791,383)
                                                   ------------    -----------
Balances, December 31, 1999                        $(20,789,925)   $16,104,799
                                                   ============    ===========


                       See notes to financial statements.

                                  VITALCOM INC.

                            STATEMENTS OF CASH FLOWS

                                                                     Years Ended December 31,
                                                           --------------------------------------------
                                                               1997            1998            1999
                                                           ------------    ------------    ------------
Cash flows used in operating activities:
  Net loss .............................................   $ (4,649,865)   $ (1,488,311)   $ (4,791,383)

  Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation and amortization .....................        776,807         735,338         693,027
     Provision for doubtful accounts and sales returns .         34,647          79,934          (4,068)
     Common stock contribution to 401(k) plan ..........             --         259,985          71,026
     Loss on disposal of property ......................         35,078           1,311           7,004

  Changes in operating assets and liabilities:
     Accounts receivable ...............................     (1,588,353)       (842,163)      2,309,971
     Inventories .......................................      1,378,544         420,600        (113,053)
     Income tax receivable .............................      2,874,276              --              --
     Prepaid expenses ..................................         91,810         128,815        (390,186)
     Other assets ......................................         88,166         (81,959)         65,657
     Accounts payable ..................................       (500,228)       (155,757)         78,335
     Accrued payroll and related costs .................        322,711        (393,168)        154,975
     Accrued warranty costs ............................         16,864        (210,797)       (241,151)
     Income taxes payable ..............................        228,294         (21,563)        (57,584)
     Accrued marketing commitments .....................       (309,377)             --              --
     Accrued liabilities ...............................       (497,897)       (620,857)        (85,335)
                                                           ------------    ------------    ------------
     Net cash used in operating activities .............     (1,698,523)     (2,188,592)     (2,302,765)

Cash flows from investing activities:
  Purchases of property and equipment ..................       (441,661)       (283,494)       (481,780)
  Purchases of short-term investments ..................     (6,000,000)             --              --
  Proceeds from sale of short-term investments .........             --         630,787          96,176
  Proceeds from sale of property .......................            450              --              --
                                                           ------------    ------------    ------------
     Net cash provided by (used in) investing activities     (6,441,211)        347,293        (385,604)

Cash flows from financing activities:
  Repayment of long-term debt ..........................        (21,538)        (24,874)        (27,746)
  Cash collections on note receivable ..................             40              10              --
  Net proceeds from issuance of common stock ...........        198,189         169,813         102,879
  Acquisition of treasury stock ........................             --              --        (740,154)
                                                           ------------    ------------    ------------
     Net cash provided by (used in) financing activities        176,691         144,949        (665,021)

Net decrease in cash and cash equivalents ..............     (7,963,043)     (1,696,350)     (3,353,390)
Cash and cash equivalents, beginning of year ...........     20,120,203      12,157,160      10,460,810
                                                           ------------    ------------    ------------
Cash and cash equivalents, end of year .................   $ 12,157,160    $ 10,460,810    $  7,107,420
                                                           ============    ============    ============

Supplemental disclosures of cash flow information:
  Interest paid ........................................   $     31,382    $     12,136    $      4,182
                                                           ============    ============    ============
  Income taxes paid ....................................   $     33,025    $     19,861    $     26,365
                                                           ============    ============    ============

Supplemental schedule of noncash transactions:
  Notes receivable for stock sales .....................   $    195,000    $     30,600              --
  Cancellation of note receivable for stock ............             --    $    194,460              --


                      See notes to financial statements.

                                  VITALCOM INC.

                          NOTES TO FINANCIAL STATEMENTS

1.  GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    General and Nature of Operations -- VitalCom Inc. (the Company) provides computer networks and related communications products that acquire, interpret and distribute real-time patient monitoring information. The Company's computer and radio networks acquire physiologic data generated by its own proprietary ECG monitors and other manufacturers' bedside equipment located throughout a healthcare facility. The Company's products are sold through a direct sales force to acute care hospitals and integrated healthcare delivery networks ("IHDNs") and on an Original Equipment Manufacturer ("OEM") basis to patient monitoring equipment manufacturers primarily located in the United States.

    Fair Value of Financial Instruments - The Company's balance sheets include the following financial instruments: cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities. The Company considers the carrying value of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities in the financial statements to approximate fair value for these financial instruments because of the relatively short period of time between origination of the instruments and their expected realization.

    Cash Equivalents -- Cash equivalents include highly liquid investments purchased with an original maturity date of three months or less.

    Short-Term Investments - The Company's short-term investments are classified as available for sale. The Company's short-term investments consist of commercial paper, money market funds and debt securities. Investments classified as available for sale are required to be recorded at fair value and any temporary difference between an investment's cost and its fair value is recorded as a separate component of stockholders' equity. As of December 31, 1998 and 1999, the fair value of investments approximates investment cost.

    Inventories -- Inventories are stated at the lower of weighted average cost or market. The Company periodically reviews inventory quantities on hand and provides for excess and obsolete inventory based primarily on current production requirements and forecasted product demands.

    Property -- Property is stated at cost. Depreciation is provided using the straight-line method and the double declining balance method over the estimated useful lives of the related assets, generally three to eight years. Leasehold improvements are amortized over the lesser of the estimated useful lives of the related improvements or the related lease term.

    Long-Lived Assets -- The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 (SFAS No. 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed. In accordance with SFAS 121, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred and has determined that there was no impairment at December 31, 1999.

    Goodwill -- Goodwill represents the excess purchase cost over the net assets acquired and is amortized over 20 years using the straight-line method. The Company periodically evaluates the recoverability of goodwill based on an undiscounted cash flow analysis related to its product sales and has determined that there was no impairment of goodwill at December 31, 1999.

    Revenue Recognition -- Revenues from both Enterprise-wide Monitoring Systems and OEM products, which consist of both hardware and software, are recognized upon shipment if no significant vendor obligations remain and collection of the related receivable is probable. The Company accounts for insignificant vendor obligations and post-contract support at the time of product delivery by accruing such costs, and deferring such revenues and recognizing them ratably on completion of performance. There is no right of return on sales. Revenues related to service contracts with customers, which are insignificant, are deferred and amortized over the terms of the contracts, generally one year.

    Warranties -- The Company offers warranties of various lengths depending on the product and negotiated terms of purchase agreements with its customers. An estimate for warranty related costs based on historical experience is recorded at the time of sale.

    Software Development Costs -- Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs would be capitalized in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Because the Company believes that its current process for developing software is essentially completed concurrently with the establishment of technological feasibility, no costs are capitalized as of December 31, 1998 or 1999.

    Income Taxes -- The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard No. 109 (SFAS No. 109), Accounting for Income Taxes. This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company's financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company's assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

    Loss Per Share -- Basic and diluted loss per share (EPS) is computed using the weighted average number of common shares outstanding. Common stock equivalents were excluded from the calculation of diluted EPS because their effect was antidilutive.

    Comprehensive Loss -- In 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income. SFAS 130 establishes standards for the reporting and disclosure of comprehensive income (revenues, expenses, gains and losses) in a full set of general purpose financial statements. For the years ended December 31, 1998 and 1999, there was no difference between comprehensive loss and net loss as reported in the Company's financial statements.

    Recent Accounting Pronouncements -- In June 1998, the FASB issued
Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for derivatives used for hedging activities. It requires that all derivatives be recognized either as an asset or liability and measured at fair value. SFAS 133 is required to be adopted in fiscal year 2001. The Company believes that the application of SFAS 133 will not have a material impact on the Company's financial statements.

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

Certain Risks and Concentrations

    Customer Concentrations -- The Company's OEM revenues, which represented 53.7%, 57.9% and 68.6% of the Company's total revenues in 1997, 1998 and 1999 respectively, have historically been concentrated in a small number of OEM customers. Approximately 45.6%, 46.0% and 60.9% of 1997, 1998 and 1999 total revenues, respectively, were to three customers. Accounts receivable from these three customers accounted for 52.0% and 71.5% of the Company's total accounts receivable at December 31, 1998 and 1999, respectively. The Company performs limited credit evaluations of its customers' financial condition, and generally requires no collateral from its customers. The loss of, or a reduction in sales to, any such OEM customers would have a material adverse effect on the Company's business, operating results and financial condition. Further, sales of the Company's OEM products are dependent to a large extent upon the Company's OEM customers selling patient monitoring devices that include the Company's OEM products as necessary components. Any inability of such OEM customers to sell such systems, or any election by such OEM customers not to include the Company's products as components therein, could have a material adverse effect on the Company's business, operating results and financial condition.

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

2.  INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of the following at December 31:

                                           1998         1999
                                        ----------   ----------
          Raw materials ..............  $  895,145   $  903,294
          Work-in-process.............      47,156       20,047
          Finished goods..............     449,598      581,611
                                        ----------   ----------
                                        $1,391,899   $1,504,952
                                        ==========   ==========

3.  REVOLVING LINE OF CREDIT

    During the year ended December 31, 1999, the Company had a secured lending arrangement (the "Agreement") with Silicon Valley Bank, providing for a $5.0 million revolving line of credit agreement bearing interest at either the bank's prime rate or LIBOR interbank market rate, as selected by the Company. The bank does not have a security interest in any of the Company's assets until the Company is borrowing under the line of credit. The Agreement expired on December 31, 1999. In March 2000, the Company and the bank entered into a letter of commitment for the renewal of the Agreement through March 2001. The Agreement included restrictive financial covenants that required the Company to maintain minimum liquidity levels and total liabilities to tangible net worth ratios, as well as specified annual and quarterly net loss (after taxes) amounts. At December 31, 1999, there were no borrowings outstanding under the Agreement. As such, the bank held no security interest in any of the Company's assets.

4.  COMMITMENTS AND CONTINGENCIES

    The Company leases its facilities and certain equipment under noncancelable operating leases expiring at various dates through 2005.

    Future minimum lease payments under noncancelable operating and capital leases are as follows:

                                                           Capital       Operating
                                                            Lease          Lease
                                                         -----------    ----------
          Year ending December 31:
            2000 .....................................    $   31,552    $  437,797
            2001 .....................................                     467,719
            2002 .....................................                     609,613
            2003 .....................................                     608,244
            2004 .....................................                     621,588
            Thereafter ...............................                     310,794
                                                          ----------    ----------
                                                              31,552    $3,055,755
                                                                        ==========
          Less amount representing interest ..........        (2,756)
                                                          ----------
          Present value of minimum lease payments ....        28,796
          Less current portion .......................       (28,796)
                                                          ----------
          Capital lease obligations due after one year    $       --
                                                          ==========

    Capital leases included in property at December 31, 1998 and 1999, net of accumulated depreciation, were approximately $74,687 and $59,136, respectively.

    The Company's rent expense was $356,265, $349,832 and $375,543 for the years ended December 31, 1997, 1998 and 1999, respectively.

5.  SEGMENT REPORTING

      Utilizing the management approach, the Company has broken down its business based upon sales through its two distribution channels. The Company does not allocate operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, segment information reported includes only net sales, cost of sales and gross profit.

     Selected information regarding the Company's product sectors is as follows:


                                             Enterprise-wide
                                   OEM          Monitoring
                                Products         Products            Total
                               -----------   ----------------   -----------
Year ended December 31, 1997
  Net Sales ................   $12,540,632      $9,252,923      $21,793,555
  Cost of Sales ............     7,085,457       4,391,517       11,476,974
                               -----------      ----------      -----------
  Gross Profit .............   $ 5,455,175      $4,861,406      $10,316,581
                               ===========      ==========      ===========

Year ended December 31, 1998
  Net Sales ................   $12,071,380      $8,787,546      $20,858,926
  Cost of Sales ............     6,052,828       3,508,643        9,561,471
                               -----------      ----------      -----------
  Gross Profit .............   $ 6,018,552      $5,278,903      $11,297,455
                               ===========      ==========      ===========

Year ended December 31, 1999
  Net Sales ................   $11,144,445      $5,145,172      $16,289,617
  Cost of Sales ............     5,545,323       2,043,164        7,588,487
                               -----------      ----------      -----------
  Gross Profit .............   $ 5,599,122      $3,102,008      $ 8,701,130
                               ===========      ==========      ===========

6.  STOCKHOLDERS' EQUITY

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

    During the year ended December 31, 1999, the Company issued 74,334 shares of its common stock under its Employee Stock Purchase Plan for net proceeds of $88,240; 27,057 shares of its common stock issued under the VitalCom Employee Stock 401(k) and Profit Sharing Plan for the employer match valued at $71,026 and 16,750 shares of its common stock for exercises of stock options under the 1993 Stock Option Plan for net proceeds of $14,639.

    In April 1999, the Company implemented a stock repurchase program whereby up to 800,000 shares of its Common Stock may be purchased in the open market from time to time. In October 1999 the Company terminated its stock repurchase program. The Company repurchased 363,550 shares of Common Stock at a total aggregate price of $740,154.

7.  401(k) AND PROFIT-SHARING PLAN

    The Company has a contributory profit-sharing plan which covers substantially all of its employees. Effective July 1, 1993, the Company amended its profit-sharing plan to include a 401(k) provision (the "401(k) Plan"). The 401(k) provisions in the 401(k) Plan allow eligible employees to contribute up to 15% of their income on a tax-deferred basis, subject to IRS discrimination and maximum dollar deferral rules. The Company, at its sole election, may make matching contributions to the 401(k) Plan. The Board of Directors approved a discretionary employer matching contribution of $0.50 for each $1.00 the employee contributes on the first 12% of compensation deposited as elective contributions, subject to 401(k) Plan limitations and IRS regulations, for calendar years 1997, 1998 and 1999. The Company's matching contributions vest to employees at 25% per year for each full year of continuous service. The Company's 401(k) matching expense was $255,016, $356,006 and $336,116 for the years ended December 31, 1997, 1998 and 1999, respectively. For the years ended December 31, 1997 and 1999 the Company's employer matching contribution was made in cash. For the year ended December 31, 1998 the Company's employer matching contribution was made in the Company's common stock at the end of each calendar quarter (see Note 6).

    The 401(k) Plan provides for an annual contribution to a self-directed employee trust in an amount to be determined by the Board of Directors, but limited to the amount allowable for income tax purposes. Employees may make annual contributions to the 401(k) Plan of not more than 10% of their annual compensation. The Company's contributions vest to the employees at 20% for the first two years and 20% per year for years three through six for each full year of continuous service, and are allocated based on employee compensation. The Company had no profit-sharing expense for the years ended December 31, 1997, 1998 and 1999.

8.  STOCK BASED COMPENSATION PLANS

    At December 31, 1999 the Company had three stock options plans and an employee stock purchase plan, which are described below. The Company accounts for these plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations (APB 25). In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation. As permitted by SFAS 123, the Company has chosen to continue to account for its stock-based compensation plans under APB 25 and provide the expanded disclosures specified in SFAS 123. No compensation expense has been recognized for its stock-based compensation plans.

    Had compensation cost been determined using the provisions of SFAS 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                                 1997          1998           1999
                                                             -----------    -----------    -----------
Net loss..................................    As reported    $(4,649,865)   $(1,488,311)   $(4,791,383)
                                              Pro forma       (5,109,243)    (2,728,095)    (6,253,899)

Net loss per basic and diluted share......    As reported       $(0.58)        $(0.18)        $(0.60)
                                              Pro forma         $(0.64)        $(0.33)        $(0.78)

    For purposes of estimating the compensation cost of the Company's option grants and employee stock purchase plan in accordance with SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in the years 1997, 1998 and 1999, respectively: expected volatility of 52%, 80% and 120%; risk free interest rates of 6.25% for 1997 and 1998 and 6.33% in 1999; no dividend yield; and expected lives of 10 years for the 1993 Stock Option Plan and the 1996 Stock Option Plan.

    In November 1998, the Company's Board of Directors approved a proposal allowing the Company's employees and officers to surrender for cancellation any existing stock option grants and have a new stock option issued for the equivalent number of shares with one half at a new exercise price of $3.00 per share and the other half at a new exercise price of $4.00 per share. The new options vest over the Company's standard four year vesting period, with the vesting period starting six months later than the vesting commencement date of the surrendered option. A total of 447,763 options were cancelled with exercise prices ranging from $4.00 to $6.00 per share. Up to 2,325,885 shares of the Company's common stock were reserved for issuance under the Option Plan.

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

    The following table summarizes activity under the 1993 Option Plan and 1996 Option Plan, as amended.

                                                           Weighted                  Weighted
                                Number                      Average     Number of     Average
                                  of            Price      Exercise      Options     Exercise
                                Shares        Per Share      Price     Exercisable     Price
                              ------------   -----------   ---------   -----------   --------
Balance, January 1, 1997..        715,824     0.60--15.75     5.64       232,035       4.92
  Granted.................      1,299,437     3.88-- 5.50     4.64
  Exercised...............         (8,500)    0.60-- 1.28     0.82
  Canceled................       (332,583)    1.28--15.75     6.33
                              -----------
Balance, December 31, 1997      1,674,178     0.60--15.75     4.74       301,692       5.09
  Granted.................      1,642,970     2.63-- 4.44     3.66
  Exercised...............        (28,250)    0.60-- 1.41     0.87
  Canceled................     (1,800,801)    1.28-- 6.00     4.60
                              -----------
Balance, December 31, 1998      1,488,097     0.60-- 4.00     3.46       343,774       3.46
  Granted.................        424,040     1.50-- 3.00     2.29
  Exercised...............        (16,750)    0.60-- 1.28     0.87
  Canceled................       (215,271)    0.60-- 5.72     3.73
                              -----------
Balance, December 31, 1999      1,680,116    $0.60--$6.00    $3.18       601,094       3.42
                              ===========

    At December 31, 1999, 645,769 options were available for grant under the 1993 Option Plan and 1996 Option Plan.

    The weighted average fair market value of each option granted under the 1993 Stock Option Plan and the 1996 Stock Option Plan in 1997, 1998 and 1999 was $4.78, $3.49 and $1.81, respectively.

    The following table summarizes information about stock options outstanding under the 1993 Option Plan and the 1996 Option Plan at December 31, 1999:

                                             Options Outstanding                         Options Exercisable
                             --------------------------------------------------    -------------------------------
                                           Weighted Average
                               Number          Remaining       Weighted Average      Number       Weighted Average
Range of Exercise Prices     Outstanding   Contractual Life     Exercise Price     Exercisable     Exercise Price
------------------------     -----------   ----------------    ----------------    -----------    ----------------
$0.60--$2.63............        274,640        9.1 years            $1.81             17,625           $1.05
$3.00--$3.88............        793,514        8.4 years             3.02            302,713            3.01
$4.00--$6.00............        611,962        8.2 years             4.00            280,756            4.00
                              ---------                                              -------
                              1,680,116        8.4 years            $3.18            601,094           $3.42
                              =========                                             =======

    The Company has reserved an aggregate of 300,000 shares of Common Stock for issuance under its 1996 Employee Stock Purchase Plan (the "ESPP"). The ESPP was adopted by the Board of Directors in January 1996 and approved by the Company's stockholders prior to the consummation of the Company's initial public offering in February 1996. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended, and permits eligible employees of the Company to purchase Common Stock through payroll deductions of up to 10% of their compensation provided that no employee may purchase more than $25,000 worth of stock in any calendar year. The ESPP was implemented by an offering period commencing on February 14, 1996 and ending on the last business day in the period ending October 31, 1996. Each subsequent offering period (an "Offering Period") commences on the day following the end of the prior Offering Period and has a duration of six months. The price of Common Stock purchased under the ESPP is 85% of the lower of the fair market value of the Common Stock on the first or last day of each offering period. The ESPP will expire in the year 2006. In the years ended December 31, 1997, 1998 and 1999 the Company issued 47,359, 52,703 and 74,334 shares of Common Stock, respectively under the ESPP for $191,218, $145,264 and $88,240 respectively. At December 31, 1999,
$18,351 had been withheld from employee earnings for stock purchases under the ESPP.

    For purposes of estimating the compensation cost of employees' rights under the ESPP in accordance with SFAS 123, the fair value of the purchase rights has been estimated using the Black-Scholes model with the following assumptions used for 1999; expected volatility of 120%; risk free interest rate of 6.33%; expected life of six months. The weighted-average fair value of those purchase rights granted in 1999 was $1.10.

    The Company has reserved an aggregate of 60,000 shares of Common Stock for issuance under its 1996 Director Option Plan (the "Director Plan"). The Director Plan was adopted by the Board of Directors in February 1996. The Director Plan provides for the grant of an option to purchase a number of shares of Common Stock (the "First Option") to be determined by the incumbent Board of Directors to each non-employee director who first becomes a non-employee director after the effective date of the Director Plan. Annually, each outside director shall automatically be granted an option to purchase 4,000 shares (a "Subsequent Option"), provided he or she is then a non-employee director and, as of such date, he or she shall have served on the Board for at least the preceding six months. Each non-employee director will be eligible to receive a Subsequent Option, regardless of whether such non-employee director was eligible to receive a First Option. First Options and each Subsequent Option will have a term of ten years. One-quarter of the shares subject to a First Option will vest one year after their date of grant and an additional one-quarter will vest at the end of each year thereafter, provided that the optionee continues to serve as a director on such dates. Similarly, one-quarter of the shares subject to a Subsequent Option will vest one year after the date of the option grant and an additional one-quarter will vest at the end of each year thereafter, provided that the optionee continues to serve as a director on such date. The exercise prices of the First Option and each Subsequent Option will be 100% of the fair market value per share of the Company's Common Stock on the date of the grant of the option. At December 31, 1997, 1998 and 1999 there were no options outstanding and 60,000 shares available for issuance.

9.  INCOME TAXES

     The provision for income taxes is as follows:

                                                    Year Ended December 31,
                                          -----------------------------------------
                                             1997           1998           1999
                                          -----------    -----------    -----------
          Current:
            Federal ...................   $              $              $
            State .....................        26,190         25,200         36,000
                                          -----------    -----------    -----------
                                               26,190         25,200         36,000
                                          -----------    -----------    -----------
          Deferred:
            Federal ...................    (1,861,315)      (804,805)    (1,496,320)
            State .....................       256,150       (304,624)      (221,938)
                                          -----------    -----------    -----------
                                           (1,605,165)    (1,109,429)    (1,718,258)
                                          -----------    -----------    -----------
          Change in valuation allowance     1,605,165      1,109,429      1,718,258
                                          -----------    -----------    -----------
                                          $    26,190    $    25,200    $    36,000
                                          ===========    ===========    ===========

    A reconciliation of the provision for income taxes to the amount of income tax expense that would result from applying the federal statutory rate (35%) to loss before provision for income taxes is as follows:

                                                            Year Ended December 31,
                                                          ----------------------------
                                                           1997       1998       1999
                                                          ------     ------     ------
          Income tax expense at statutory rate .....      (35.0)%    (35.0)%    (35.0)%
          State tax expense, net of federal benefit         0.6        1.1        0.5
          Research and development credits .........
          Change in valuation allowance ............       32.5       32.5       34.3
          Other ....................................        2.5        3.1        0.9
                                                          -----      -----      -----
                                                            0.6%       1.7%       0.8%
                                                          =====      =====      =====

    Deferred tax assets and liabilities at December 31 are as follows:

                                                         1997           1998           1999
                                                     -----------    -----------    -----------
          Current:
            Accrued compensation and related costs   $   219,189    $   161,281    $   108,255
            Warranty reserves ....................       414,796        324,491        259,887
            Sales returns and bad debt allowance .       115,759        127,298        148,260
            Inventory reserves ...................       312,191        294,622        272,685
            Other ................................      (227,556)      (331,465)        69,309
                                                     -----------    -----------    -----------
                                                         834,379        576,227        858,396
          Long-term:
            Amortization and depreciation ........       (82,569)      (170,558)      (115,200)
            Net operating loss carryforward ......     1,760,657      2,591,947      4,358,387
            Tax credit carryforward ..............       620,519      1,244,799      1,185,273
            Deferred state taxes and other .......                                    (326,183)
                                                     -----------    -----------    -----------
                                                       2,298,607      3,666,188      5,102,277
                                                     -----------    -----------    -----------
           Valuation allowance ...................    (3,132,986)    (4,242,415)    (5,960,673)
                                                     -----------    -----------    -----------
                                                     $        --    $        --    $        --
                                                     ===========    ===========    ===========

    As of December 31, 1999, a valuation allowance of $5,960,673 has been provided based upon the Company's assessment of the future realizability of certain deferred tax assets, as it is more likely than not that sufficient taxable income will not be generated to realize these temporary differences.

    At December 31, 1999, the Company had federal and state net operating loss carryforwards of approximately $11.3 million and $6.1 million, respectively, which will begin expiring in the years 2013 and 2002, respectively. At December 31, 1999, the Company had tax credit carryforwards for federal and state purposes of approximately $645,000 and $535,000 respectively, which will begin expiring in the years 2009 and 2012, respectively.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Set forth below is certain information concerning the directors of the
Company:

                                                                                                 Director
    Name of Director        Age                    Position with the Company                      Since
-----------------------     ---     ------------------------------------------------------       --------
Frank T. Sample              54     President, Chief Executive Officer and Chairman of the         1997
                                    Board of Directors
Jonathan S. Leff             31     Director                                                       1999
Jack W. Lasersohn            47     Director                                                       1995
Timothy T. Weglicki          47     Director                                                       1995

    Frank T. Sample has served as a director of the Company and also has served as its President and Chief Executive Officer since October 1997. In February 1998, Mr. Sample was appointed Chairman of the Board. From August 1997 to October 1997, Mr. Sample served as Executive Vice President at IDX Systems Corporation, a leading provider of information technology to the healthcare industry. From December 1990 to July 1997, when PHAMIS, Inc., a provider of patient-centered medical record information systems, was merged into IDX Systems Corporation, Mr. Sample served as President and Chief Executive Officer of PHAMIS, Inc. He is a director of IDX Systems Corporation. Mr. Sample holds a B.B.A. in Business Administration from Cleveland State University.

    Jonathan S. Leff has served as a director of the Company since September 1999. Since 1996, Mr. Leff has been employed as a Managing Director of E.M. Warburg Pincus & Co., LLC, a private investment firm. He is currently a director of Visible Genetics, Inc. and Intermune Pharmaceuticals, Inc., as well as several privately-held companies . Mr. Leff holds a BA degree from Harvard University and an MBA from Stanford University.

    Jack W. Lasersohn has served as a director of the Company since June 1995. He has been a General Partner of The Vertical Group, L.P., a private venture capital and investment management firm, since its formation in 1989 by former principals of F. Eberstadt & Co., Inc. From 1981 to 1989, he was a Vice President and later a Managing Director of the venture capital division of F. Eberstadt & Co., Inc. Mr. Lasersohn also serves as a director of Cardiothoracic Systems, Inc., UroQuest Medical Corporation and Massimo Corporation and of a number of privately held healthcare companies. He holds a B.S. and a M.A. in Physics from Tufts University, and a J.D. from Yale University.

    Timothy T. Weglicki has served as a director of the Company since June 1995. Since December 1993, he has been principally employed as a Managing Member of ABS Partners, L.P., the General Partner of ABS Capital Partners, L.P., a private equity fund. Prior to that date, he was principally employed as a Managing Director of Alex. Brown & Sons Incorporated where he established and headed its Capital Markets Group. Mr. Weglicki holds an M.B.A. from the Wharton Graduate School of Business and a B.A. from Johns Hopkins University. Mr. Weglicki is a director of ElderTrust, a healthcare Real Estate Investment Trust and a number of privately held healthcare companies.

BOARD MEETINGS AND COMMITTEES

    The Board of Directors of the Company held a total of six (6) meetings during fiscal 1999. No director attended fewer than 75% of the meetings of the Board of Directors and committees thereof, if any, upon which such director served. The Board of Directors has an Audit Committee and an Executive Compensation Committee.

    The Audit Committee was established in June 1995 and is responsible for reviewing the results and scope of the audit and other services provided by the Company's independent auditors. The Audit Committee currently consists of directors Timothy T. Weglicki, Jack W. Lasersohn, and Jonathan S. Leff. The Audit Committee met five (5) times in fiscal 1999.

    The Executive Compensation Committee and the Option Plan Committee were combined into one committee in 1997 (the "Compensation Committee"). The Compensation Committee is responsible for the administration of the Company's 1993 Stock Option Plan, the Company's 1996 Stock Option Plan, the Company's 1996 Director Option Plan and any future option plans of the Company, as well as determining which persons are to be granted options under such plans and the number of shares subject to such options. The Compensation Committee consists of directors Jonathan S. Leff and Timothy T. Weglicki. The Compensation Committee met seven (7) times in fiscal 1999.

DIRECTOR COMPENSATION

    Directors of the Company do not receive any fees for serving as such, nor do any directors receive any fees for serving on any committee of the Board of Directors. Directors are reimbursed by the Company for their out-of-pocket expenses in connection with attending any board or committee meeting. In addition, the directors participate in the Company's 1996 Director Option Plan (the "Director Plan"). The Director Plan provides for the grant of an option to purchase a number of shares of Common Stock to be determined by the incumbent Board of Directors to each non-employee director, and each outside director is automatically granted an option to purchase 4,000 shares of Common Stock each year, provided he or she is then a non-employee director and he or she has served on the Board of Directors for at least the preceding six months. The fist options and each subsequent option have terms of ten years. One quarter of the shares subject to a first option will vest one year after its date of grant and an additional one-quarter will vest at the end of each year thereafter, provided that the optionee continues to serve as a director. Similarly, one-quarter of the shares subject to a subsequent option will vest one year after the date of grant and an additional one-quarter will vest at the end of each year thereafter, provided that the optionee continues to serve as a director. The exercise price of such options will be 100% of the fair market value per share of the Company's Common Stock on the date of grant.

EXECUTIVE OFFICERS

    In addition to Mr. Sample, the following persons were executive officers of the Company as of March 15, 2000:

          Name                   Age                Position
          ----                   ---                --------
          Warren J. Cawley ...   59   Vice President, Product Management
          John R. Graham .....   54   Vice President, Corporate Alliances
          Stephen E. Hannah...   41   Vice President, Research and Development
          Cheryl L. Isen .....   39   Vice President, Corporate Communications
          Patric L. Wiesmann..   38   Vice President, Sales

    Warren J. Cawley, Vice President Product Management -- Mr. Cawley has served as Vice President, Product Management since July 1996. From 1989 through June 1996, Mr. Cawley served as Vice President, Direct Sales for the Company. From 1985 through 1989, Mr. Cawley served as Vice President, OEM Sales for the Company. Prior to 1985, Mr. Cawley served in various sales and management capacities at several medical device companies. Mr. Cawley holds an M.B.A. degree and a B.S. degree from the University of Southern California.

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

    Stephen E. Hannah, Vice President, Research and Development -- Mr. Hannah joined the Company in December 1998 as Vice President, Research and Development. Prior to joining the Company, Mr. Hannah led Product Development, Systems Engineering at Sony Trans Com Inc. Prior to Sony, Mr. Hannah developed hardware and software products and managed large development projects at Hughes Aircraft Company. Mr. Hannah holds a B.S. degree in Computer Engineering from the University of Michigan.

    Cheryl L. Isen, Vice President, Corporate Communications -- Ms. Isen joined the Company in January 1998 as Senior Director of Corporate Communications and was promoted to Vice President in January 1999. Prior to joining the Company, Ms. Isen served as Senior Director of Corporate Communications at PHAMIS, Inc., which merged with IDX Systems in 1997, where she was responsible for company-wide communications. Prior to PHAMIS, Inc., Ms. Isen was Manager of Marketing Communications for the Target Marketing Services division of TRW. Ms. Isen holds a B.A. degree in Journalism and Marketing from San Diego State University.

    Patric L. Wiesmann, Vice President, Sales -- Mr. Wiesmann joined VitalCom in March 1999 as Vice President, Sales. Prior to joining the Company, Mr. Wiesmann served as Vice President of Sales and Marketing/Business Development at Mackie Designs, Inc where Mr. Wiesmann managed worldwide sales and marketing, product management and sales administration. Prior to Mackie, Mr. Wiesmann was Vice President of Sales and Marketing at Lang Manufacturing Company and Baxter Healthcare Corporation. Mr. Wiesmann holds a B.A. degree in Biology and Economics from the University of Puget Sound in Tacoma, Washington.

ITEM 11.  EXECUTIVE COMPENSATION

    The following table sets forth the compensation earned by (i) the Company's Chief Executive Officer, and (ii) the four most highly compensated other executive officers of the Company (collectively, the "Named Executive Officers") for services rendered in all capacities to the Company during the fiscal years ended December 31, 1997, 1998 and 1999:

                           SUMMARY COMPENSATION TABLE

                                                                                                          Long-term
                                                                                      Other          Compensation Awards
                                                                                      Annual      --------------------------
                                                       Annual Compensation         Compensation   Securities      All Other
                                                     ---------------------------   ------------   Underlying    Compensation
    Name and Principal Position             Year     Salary($)(4)    Bonus($)(1)      (2)($)      Options(#)        $(5)
    ---------------------------             ----     ------------    -----------      ------      ----------    ------------
Frank T. Sample ....................        1999        $291,764      $    --           --              --         $2,592
    President, Chief Executive Officer      1998         294,958       20,000           --              --          2,112
    and Chairman of the Board               1997          38,434       50,000           --         780,000             --

Warren J. Cawley....................        1999         146,977           --           --           7,500          3,229
    Vice President, Product Management      1998         144,810           --           --           8,500          1,842
                                            1997         153,500       25,000           --          30,000          1,800

Patric L. Wiesmann..................        1999         144,461(6)    18,000           --         100,000            275
    Vice President, Sales                   1998              --           --           --              --             --
                                            1997              --           --           --              --             --

John R. Graham......................        1999         145,651       19,391           --          10,000          2,070
    Vice President, Corporate               1998         145,000       18,764           --          12,000          1,325
    Alliances                               1997         138,692       35,000           --          40,000          1,162

Shelley B. Thunen...................        1999         156,054           --           --          15,000            318
    Vice President, Finance and Chief       1998         155,000       10,000           --          15,000            696
    Financial Officer (3)                   1997         153,068       45,000           --          60,000            682

----------

(1) Represents amounts paid or accrued under the Company's Management Bonus Plan for which senior management is eligible. The amount of a particular employee's bonus varies depending on salary level, position with the Company and the operating results of the Company.

(2) In accordance with the rules of the Securities and Exchange Commission, other compensation in the form of prerequisites and other personal benefits has been omitted in those cases where the aggregate amount of such prerequisites and other personal benefits constituted less than the lesser of $50,000 or 10% of the total annual salary and bonus for the Named Executive Officer for such year.

(3) Ms. Thunen stepped down from her position as Vice President, Finance and Chief Financial Officer in January 2000.

(4) Amounts include contributions paid by the Company under its 401(k) and Profit Sharing Plan.

(5) Represents premiums paid by the Company on a life insurance policy for the benefit of the Named Executive Officer.

(6) Based on an annual salary of $150,000 commencing on March 8, 1999.

                          OPTION GRANTS IN FISCAL 1999

    The following table sets forth information with respect to stock option grants to each of the Named Executive Officers during the year ended December 31, 1999.

                                                   Individual Grants
                          ---------------------------------------------------------------------
                            Number of        % of Total
                           Securities       Options/SARs
                           Underlying        Granted to
                          Options/SARs      Employees in    Exercise or Base
        Name              Granted(#)(1)    Fiscal Year(%)     Price($/Sh)       Expiration Date
---------------------     -------------    --------------   ----------------    ---------------
Frank T. Sample ......          --               --                  --                   --
Warren J.  Cawley ....       7,500              1.8%             $1.875           06/03/2009
Patric L. Wiesmann ...      80,000             18.9%             $3.000           03/08/2009
                            20,000              4.7%             $1.875           09/27/2009
John R. Graham .......      10,000              2.4%             $1.875           06/03/2009
Shelley B. Thunen ....      15,000              3.5%             $1.875           06/03/2009

----------
(1) All of these stock option grants were pursuant to the Company's 1993 Stock Option Plan, as amended, and are subject to the terms of such plan. These options were granted at exercise prices equal to the fair market value of the Common Stock as determined by the Board of Directors of the Company on the date of grant. Unless otherwise indicated, options granted vest as to 25% of the shares subject to the option on the first anniversary of the date of grant and as to 6.25% of the shares subject to the option quarterly thereafter.


                   AGGREGATED OPTION EXERCISES IN FISCAL 1999
                        AND FISCAL YEAR-END OPTION VALUES

         The following table sets forth information with respect to exercises of stock options during the year ended December 31, 1999 by each of the Named Executive Officers, the number of options held at year end and the aggregate value of the "in-the-money" options held at December 31, 1999.

                                                                    Number of Securities       Value of Unexercised
                                 Shares                            Underlying Options at     In-the-Money Options at
                               Acquired on          Value         Year-End(#) Exercisable/     Year-End Exercisable/
         Name                  Exercise(#)       Realized($)            Unexercisable           Unexercisable(1)($)
--------------------------   ---------------     -----------      ------------------------   -----------------------
Frank T. Sample...........          --                --              341,250/438,750                 $0/$0
Warren J. Cawley..........          --                --               39,475/27,642                $6,116/$0
Patric L. Wiesmann........          --                --               15,000/85,000                  $0/$0
John R. Graham............          --                --               45,759/37,358                $6,116/$0
Shelley B. Thunen.........          --                --               67,262/58,738                  $0/$0

----------
(1) The closing price of the Company's Common Stock on December 31, 1999 was $1.6875 per share.

COMPENSATION COMMITTEE INTERLOCKS

    The Compensation Committee was formed in December 1997 and the members of the Compensation Committee are Mr. Leff and Mr. Weglicki. Neither of these individuals, and Patrick T. Hackett, Mr. Leff's predecessor on the Compensation Committee, was at any time during the fiscal year ended December 31, 1999, or at any other time, an officer or employee of the Company. No member of the Compensation Committee of the Company's Board serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    On March 15, 2000, 7,978,596 shares of the Company's Common Stock were issued and outstanding and held of record by approximately 37 stockholders.

    The following table sets forth certain information known to the Company regarding the beneficial ownership of the Common Stock as of March 15, 2000 as to (i) each person known by the Company to own beneficially more than five percent of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each Named Executive Officer (as defined above) of the Company and (iv) all directors and executive officers as a group. Unless otherwise indicated, the address for each stockholder is care of VitalCom Inc., 15222 Del Amo Avenue, Tustin, California 92780.

                                                                         Shares Beneficially Owned
                                                                         -------------------------
          Name and Address                                                Number           Percent
          ----------------                                               --------          -------
Warburg, Pincus Ventures, L.P. (1)....................................   3,915,181          46.4%
    466 Lexington Avenue, 10th Floor
    New York, NY 10017
ABS Capital Partners, L.P. (2)........................................   1,057,062          12.5
    One South Street
    Baltimore, MD 21202
Vertical Fund Associates, L.P. (3)....................................     539,582           6.4
    18 Bank Street
    Summit, NJ 07901
Frank T. Sample (4)...................................................     427,260           5.1
Jonathan S. Leff (5)..................................................   3,915,181          46.4
Jack W. Lasersohn (6).................................................     755,782           9.0
Timothy T. Weglicki (7)...............................................   1,057,062          12.5
Warren J. Cawley  (8).................................................     110,053           1.3
John R. Graham (9)....................................................     190,167           2.3
Shelley B. Thunen (10)................................................      91,052           1.1
Patric L. Wiesmann (11)...............................................      20,000           *
Cheryl L. Isen (12)...................................................      16,920           *
Stephen E. Hannah (13)................................................      14,005           *
All executive officers and directors as a Group (9 persons) (14)......   6,506,430          77.1

----------
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days of April 1, 2000 are deemed outstanding for computing the percentage of the person holding such option but are not outstanding for purposes of computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

 *   Less than one percent of the outstanding Common Stock.

(1) The sole general partner of Warburg, Pincus Ventures, L.P. ("Ventures") is Warburg, Pincus & Co., a New York general partnership ("WP"). E.M. Warburg, Pincus & Co., LLC, a New York limited liability company ("EMW LLC"), manages Ventures. The members of EMW LLC are substantially the same as the partners of WP. Lionel I. Pincus is the managing partner of WP and the managing member of EMW LLC and may be deemed to control both WP and EMW LLC. WP has a 15% interest in the profits of Ventures as the general partner, and also owns approximately 1.5% of the limited partnership interests in Ventures. Jonathan S. Leff, a director of the Company, is a Managing Director and a member of EMW LLC and a general partner of WP. As such, Mr. Leff may be deemed to have an indirect pecuniary interest (within the meaning of Rule 16a-1 under the Exchange Act) in an indeterminate portion of the shares beneficially owned by Ventures and WP. See Note 5 below.

(2) The sole general partner of ABS Capital Partners, L.P. ("ABS Capital") is ABS Partners, L.P. ("ABS Partners"). Timothy T. Weglicki is a general partner of ABS Partners.

(3) The sole general partner of Vertical Fund Associates, L.P. ("Vertical Fund") is The Vertical Group, Inc. ("Vertical"). Jack W. Lasersohn is a Managing Director of Vertical.

(4) Includes 390,000 shares issuable upon exercise of vested options within 60 days of April 1, 2000.

(5) All of the shares indicated as owned by Mr. Leff are owned directly by Ventures and are included because of his affiliation with Ventures. Mr. Leff disclaims "beneficial ownership" of these shares within the meaning of Rule 13d-3 under the Exchange Act. See Note 1 above.

(6) Of the shares indicated as owned by Mr. Lasersohn, 216,200 are owned directly by Vertical Life Sciences, L.P., of which Vertical is the sole general partner, and 539,582 are owned directly by Vertical Fund, and all of such shares are included because of Mr. Lasersohn's affiliation with those entities. As such, Mr. Lasersohn may be deemed to have an indirect pecuniary interest in an indeterminate portion of the shares beneficially owned by Vertical Life Sciences, L.P., Vertical Fund and Vertical. Mr. Lasersohn disclaims "beneficial ownership" of these shares within the meaning of Rule l3d-3 under the Exchange Act.

(7) All of the shares indicated as owned by Mr. Weglicki are owned directly by ABS Capital and are included because of his affiliation with that entity. As such, Mr. Weglicki may be deemed to have an indirect pecuniary interest in an indeterminate portion of the shares beneficially owned by ABS Capital and ABS partners. Mr. Weglicki disclaims "beneficial ownership" of these shares within the meaning of Rule 13d-3 under the Exchange Act.

(8) Includes 41,883 shares issuable upon exercise of stock options exercisable within 60 days of April 1, 2000.

(9) Includes 49,009 shares issuable upon exercise of stock options exercisable within 60 days of April 1, 2000.

(10) Includes 72,392 shares issuable upon exercise of stock options exercisable within 60 days of April 1, 2000. Ms. Thunen stepped down as Vice President, Finance and Chief Financial Officer in January 2000, thus her 91,052 shares beneficially owned have been excluded from the total executive officers and directors shares beneficially owned as of March 15, 2000.

(11) Includes 20,000 shares issuable upon exercise of stock options exercisable within 60 days of April 1, 2000.

(12) Includes 16,920 shares issuable upon exercise of stock options exercisable within 60 days of April 1, 2000.

(13) Includes 14,005 shares issuable upon exercise of stock options exercisable within 60 days of April 1, 2000.

(14) Includes 522,768 shares issuable upon exercise of stock options exercisable within 60 days of April 1, 2000 and 3,915,181, 1,057,062, 539,582 and
     216,200 shares owned directly by Ventures, ABS, Vertical Fund and Vertical Life Sciences, L.P., respectively. See notes 5, 6 and 7 above.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

    Section 16(a) of the Exchange Act ("Section 16(a)") requires the Company's executive officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") and the National Association of Securities Dealers, Inc. Executive officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that during fiscal 1999, all reporting persons complied with filing requirements applicable to them.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In October 1997, the Company entered into an employment agreement with Mr. Sample in connection with his appointment as President and Chief Executive Officer. The agreement provides for a three-year employment term, subject to early termination in the event of the death or disability of Mr. Sample or otherwise provided therein. The Company may terminate Mr. Sample's employment with or without "Just Cause" (as defined therein), but in the event such termination is without "Just Cause" Mr. Sample will be entitled to receive severance pay at his then current salary for a period of twelve months following such termination.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Form 10-K:

          (1) Financial Statements. The following Financial Statements of VitalCom Inc. and Independent Auditors' Report are filed as part of this report. See pages 22 to 33.

                    Independent Auditors' Report

                    Balance Sheets at December 31, 1998 and 1999

                    Statements of Operations for the years ended December 31, 1997, 1998 and 1999

                    Statements of Stockholders' Equity for the years ended December 31, 1997, 1998 and 1999

                    Statements of Cash Flows for the years ended December 31, 1997, 1998 and 1999

                    Notes to Financial Statements

          (2) Financial Statement Schedules. The following financial statement schedule of VitalCom Inc. is filed as part of this report and should be read in conjunction with the Financial Statements of VitalCom Inc.

                    SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS


                                                        Balance at     Charged to                       Balance
                                                        Beginning       Costs and                         End
Description                                             of Period       Expenses      Deductions       of Period
-----------                                             ---------      ----------     ----------       ---------
Allowance for Doubtful Accounts and Sales Returns:
  December 31, 1997 ..............................       $235,566       $ 34,647       $      --        $270,213
  December 31, 1998 ..............................        270,213         79,934              --         350,147
  December 31, 1999 ..............................        350,147             --          (4,068)        346,079


                                                        Balance at     Charged to                       Balance
                                                        Beginning       Costs and                         End
Description                                             of Period       Expenses      Deductions       of Period
-----------                                             ---------      ----------     ----------       ---------
Allowance for Excess and Obsolete Inventory:
  December 31, 1997 ..............................       $583,319       $288,130       $(142,711)       $728,738
  December 31, 1998 ..............................        728,738        263,640        (304,651)        687,727
  December 31, 1999 ..............................        687,727         32,389         (83,597)        636,519

All other schedules are omitted because they are inapplicable or because the requested information is shown in the financial statements of the Company or in the related notes thereto.

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
    3.1      Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.(1)

    3.2      Amended and Restated Bylaws of the Registrant, as currently in effect.(1)

    4.1      Specimen Common Stock Certificate.(1)

    4.2      Form of Voting Agreement among the Registrant, Warburg, Pincus Ventures, L.P., ABS Capital
             Partners, L.P. and Donald W. Judson.(1)

   10.1      Registrant's 1993 Stock Option Plan, as amended, and forms of agreement thereunder.(7)

   10.2      Registrant's 1996 Employee Stock Purchase Plan.(8)

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

   10.9      Registrant's 1996 Stock Option Plan and related agreements.(9)

   10.10     Promissory Note Secured by Deed of Trust dated October 17, 1996 of David L. Schlotterbeck in favor of the Registrant.(2)

   10.11     Loan Agreement between the Registrant and Silicon Valley Bank dated February 26, 1993, as amended through August 6, 1996.(1)

   10.12     Common Stock Purchase Agreement dated July 14, 1998 between the Registrant and Irwin & Browning,
             Inc.(10)

   10.13     Silicon Valley Bank Amendment to Loan Agreement.(6)

   10.14     Second amendment to lease dated August 30, 1999 between Catellus Finance 1, L.L.C. as Landlord and Registrant as Tenant.(*)

   23.1      Independent Auditors' Consent.(*)

   24.1      Power of Attorney (Included on page 42 hereof).

   27        Financial Data Schedule.(*)

----------

(*)  Filed herewith.

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

(2) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

(4) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(5) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

(6) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(7) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-47173).

(8) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-67109).

(9) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-33901).

(10) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

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

                                       VitalCom Inc.


                                       By:        /s/ Frank T. Sample
                                           -------------------------------------
                                                      Frank T. Sample
                                           President and Chief Executive Officer


                                POWER OF ATTORNEY

    KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Frank T. Sample as his attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that of said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on March 28, 2000 in the capacities indicated.

Signature                           Title
---------                           -----

/s/ Frank T. Sample                 Chairman of the Board,
----------------------------        President and Chief Executive Officer
Frank T. Sample                     (Principal Executive and Accounting Officer)


/s/ Jonathan S. Leff                Director
----------------------------
Jonathan S. Leff


/s/ Jack W. Lasersohn               Director
----------------------------
Jack W. Lasersohn


/s/ Timothy T. Weglicki             Director
----------------------------
Timothy T. Weglicki

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
    3.1      Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.(1)

    3.2      Amended and Restated Bylaws of the Registrant, as currently in effect.(1)

    4.1      Specimen Common Stock Certificate.(1)

    4.2      Form of Voting Agreement among the Registrant, Warburg, Pincus Ventures, L.P., ABS Capital
             Partners, L.P. and Donald W. Judson.(1)

   10.1      Registrant's 1993 Stock Option Plan, as amended, and forms of agreement thereunder.(7)

   10.2      Registrant's 1996 Employee Stock Purchase Plan.(8)

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

   10.9      Registrant's 1996 Stock Option Plan and related agreements.(9)

   10.10     Promissory Note Secured by Deed of Trust dated October 17, 1996 of David L. Schlotterbeck in favor of the Registrant.(2)

   10.11     Loan Agreement between the Registrant and Silicon Valley Bank dated February 26, 1993, as amended through August 6, 1996.(1)

   10.12     Common Stock Purchase Agreement dated July 14, 1998 between the Registrant and Irwin & Browning,
             Inc.(10)

   10.13     Silicon Valley Bank Amendment to Loan Agreement.(6)

   10.14     Second amendment to lease dated August 30, 1999 between Catellus Finance 1, L.L.C. as Landlord and Registrant as Tenant.(*)

   23.1      Independent Auditors' Consent.(*)

   24.1      Power of Attorney (Included on page 42 hereof).

   27        Financial Data Schedule.(*)

----------

(*)  Filed herewith.

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

(2) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

(4) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(5) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

(6) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(7) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-47173).

(8) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-67109).

(9) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-33901).

(10) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.