Form 10-Q
period 2000-03-31
VITALCOM INC
filed 2000-05-12
CIK 1006026

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2000


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission file number 0-27588


                                  VITALCOM INC.

             (Exact name of registrant as specified in its charter)


          DELAWARE                        3662                 33-0538926
(State or other jurisdiction       (Primary Standard        (I.R.S. Employer
    of incorporation or        Industrial Classification  Identification Number)
       organization)                  Code Number)

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

                                   Yes [X]   No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 10, 2000, there were 8,003,605 shares outstanding of the issuer's common stock.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                  VITALCOM INC.
                                 BALANCE SHEETS

                                                                    --------------------------
                                                                     MARCH 31,    DECEMBER 31,
                                                                        2000          1999
                                                                    -----------   ------------
                                                                    (UNAUDITED)    (AUDITED)
                                    ASSETS

Current assets
      Cash and cash equivalents                                     $10,105,761    $ 7,107,420
      Short-term investments                                                 --      5,273,037
      Accounts receivable, net                                        2,104,126      2,309,392
      Inventories                                                     1,350,753      1,504,952
      Prepaid expenses                                                  436,318        530,833
                                                                    -----------    -----------
         Total current assets                                        13,996,958     16,725,634

Property
      Machinery and equipment                                         1,624,796      1,560,013
      Office furniture and computer equipment                         2,632,948      2,558,815
      Leasehold improvements                                            199,469        181,778
                                                                    -----------    -----------
                                                                      4,457,213      4,300,606
      Less accumulated amortization and depreciation                 (2,971,881)   (2,831,090)
                                                                    -----------    -----------
         Property, net                                                1,485,332      1,469,516

Other assets                                                             66,707         68,237
Goodwill, net                                                           414,890        423,025
                                                                    -----------    -----------
Total assets                                                        $15,963,887    $18,686,412
                                                                    ===========    ===========

                                        VITALCOM INC.

                                                                   ---------------------------
                                                                    MARCH 31,     DECEMBER 31,
                                                                      2000           1999
                                                                   -----------    ------------
                                                                   (UNAUDITED)     (AUDITED)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                             $   383,429    $   508,322
      Accrued payroll and related costs                                633,894        959,862
      Accrued warranty costs                                           500,746        516,297
      Other accrued liabilities                                        782,061        568,336
      Current portion of capital lease obligations                      21,408         28,796
                                                                   -----------    -----------
         Total current liabilities                                   2,321,538      2,581,613

Stockholders' equity:
      Common stock, including paid-in capital, $0.0001
      par value; 25,000,000 shares authorized; 8,318,515
      shares issued and 7,954,965 shares outstanding at
      March 31, 2000; 8,281,112 shares issued and
      7,917,562 shares outstanding at December 31, 1999             37,779,461     37,665,468
      Note receivable for common stock sales                           (30,590)       (30,590)
      Treasury stock, at cost                                         (740,154)      (740,154)
      Accumulated deficit                                          (23,366,368)   (20,789,925)
                                                                   -----------    -----------
         Total stockholders' equity                                 13,642,349     16,104,799
                                                                   -----------    -----------
Total liabilities and stockholders' equity                         $15,963,887    $18,686,412
                                                                   ===========    ===========

                                  VITALCOM INC.
                            STATEMENTS OF OPERATIONS

                                                              -----------------------------
                                                                   THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                  2000              1999
                                                              -----------        ----------
                                                                       (UNAUDITED)

Revenues                                                      $ 3,102,884        $4,810,100

Cost of revenues                                                1,838,126         2,025,326
                                                              -----------        ----------
Gross profit                                                    1,264,758         2,784,774

Operating expenses:
  Sales and marketing                                           1,611,526         1,571,321
  Research and development                                      1,808,503         1,125,474
  General and administrative                                      578,487           590,895
                                                              -----------        ----------
      Total operating expenses                                  3,998,516         3,287,690

                                                              -----------        ----------
Operating loss                                                 (2,733,758)         (502,916)

Other income, net                                                 166,315           183,796

                                                              -----------        ----------
Loss before provision for income taxes                         (2,567,443)         (319,120)

Provision for income taxes                                          9,000             9,000

Net loss                                                      $(2,576,443)        $(328,120)
                                                              ===========        ==========

Net loss per basic and diluted common share                   $     (0.32)       $    (0.04)
                                                              ===========        ==========

Weighted average basic and diluted common shares                7,934,416         8,182,828
                                                              ===========        ==========

                                      VITALCOM INC.
                                 STATEMENTS OF CASH FLOWS

                                                              -----------------------------
                                                                   THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                  2000             1999
                                                              -----------       -----------
                                                                       (UNAUDITED)
Cash flows from operating activities:
      Net loss                                                $(2,576,443)       $ (328,120)
      Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation and amortization                               174,434           179,228
      Loss on disposal of property                                     --               939
      Changes in operating assets and liabilities:
         Accounts receivable                                      205,266          (171,965)
         Inventories                                              154,199           245,655
         Prepaid expenses and other assets                         96,046           (13,432)
         Accounts payable                                        (124,893)          129,992
         Accrued payroll and related costs                       (325,968)         (174,813)
         Accrued warranty costs                                   (15,551)           (7,352)
         Accrued liabilities                                      213,725          (128,953)
                                                              -----------       -----------
         Net cash used in operating activities                 (2,199,185)         (268,821)

Cash flows from investing activities:
      Purchases of property                                      (182,115)         (139,696)
      Proceeds from sale of short-term investments              5,273,037         2,904,313
                                                              -----------       -----------
         Net cash provided by investing activities              5,090,922         2,764,617

Cash flows from financing activities:
      Repayment of capital lease obligation and
      long-term debt                                               (7,388)           (6,641)
      Net proceeds from issuance of common stock                  113,992            71,665
                                                              -----------       -----------
         Net cash provided by financing activities                106,604            65,024

Net increase in cash and cash equivalents                       2,998,341         2,560,820

Cash and cash equivalents, beginning of period                  7,107,420        10,460,810
                                                              -----------       -----------
Cash and cash equivalents, end of period                      $10,105,761       $13,021,630
                                                              ===========       ===========

Supplemental disclosures of cash flow information:
  Interest paid                                               $       624       $     1,312
                                                              ===========       ===========
  Income taxes paid                                           $     4,900       $     2,180
                                                              ===========       ===========

                                  VITALCOM INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

The interim condensed financial statements included herein have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1999 filed with the SEC. In the opinion of management, the condensed financial statements included herein reflect all normal, recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2000, and the results of its operations and its cash flows for the three-month periods ended March 31, 2000 and 1999. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

2.   NET LOSS PER SHARE

Net loss per share is computed by dividing net loss by the weighted average number of common and common equivalent shares outstanding. For the three-month periods ended March 31, 2000 and 1999, the diluted weighted average shares were equal to the basic weighted average shares due to the anti-dilutive effect the conversion of options would have given the Company's net loss for the period.

3.   STOCK PLANS AND STOCKHOLDERS' EQUITY

Stock Option Plans - The following is a summary of stock option transactions under the 1993 Stock Option Plan (the "1993 Plan") and 1996 Stock Option Plan (the "1996 Plan") for the three months ended March 31, 2000:

                                                                         NUMBER OF
                                     NUMBER OF         PRICE PER          OPTIONS
                                      SHARES             SHARE          EXERCISABLE
                                     ---------       --------------     -----------

Balance, December 31, 1999           1,680,116       $0.60 to $6.00       601,094
  Granted                               17,500            $2.38
  Exercised                            (37,403)      $3.00 to $4.00
  Canceled                             (61,764)      $1.50 to $6.00
                                     ---------
Balance, March 31, 2000              1,598,449       $0.60 to $6.00       659,196
                                     =========

At March 31, 2000, 727,436 options were available for grant under the 1993 Plan and 1996 Plan.

There were no stock transactions under the 1996 Director Option Plan (the "Director Plan") for the three months ended March 31, 2000. At March 31, 2000, 60,000 options were available for grant under the Director Plan and no options were exercisable.

The Company has reserved an aggregate of 300,000 shares of Common Stock for issuance under its 1996 Employee Stock Purchase Plan (the "ESPP"). The ESPP was adopted by the Board of Directors in January 1996 and approved by the Company's stockholders prior to the consummation of the Company's initial public offering in February 1996. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended, and permits eligible employees of the Company to purchase Common Stock through payroll deductions of up to 10% of their compensation provided that no employee may purchase more than $25,000 worth of stock in any calendar year. The ESPP was implemented by an offering period commencing on February 14, 1996 and ending on the last business day in the period ending October 31, 1996. Each subsequent offering period (an "Offering Period") commences on the day following the end of the prior Offering Period and has a duration of six months. The price of Common Stock purchased under the ESPP is 85% of the lower of the fair market value of the Common Stock on the first or last day of each offering period. The ESPP will expire in the year 2006. In the years ended December 31, 1997, 1998 and 1999 the Company issued 47,359, 52,703 and 74,334 shares of Common Stock, under the ESPP for $191,218, $145,264 and $88,240 respectively. At March 31, 2000, $45,385 has been withheld from employee earnings for stock purchases under the ESPP.

4.   SEGMENT REPORTING

Utilizing the management approach, the Company has broken down its business based upon sales through its two distribution channels. The Company does not allocate operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, segment information reported includes only net sales, cost of sales and gross profit.

Selected information regarding the Company's product sectors is as follows:

                                                 OEM         Enterprise-wide
                                               Products         Products           Total
                                              -----------    ---------------     ----------
Three months ended March 31, 2000
     Revenues...............................  $2,354,675       $  748,209        $3,102,884
     Cost of Revenues.......................   1,296,174          541,952         1,838,126
                                              ----------       ----------        ----------
     Gross Profit...........................  $1,058,501       $  206,257        $1,264,758
                                              ==========       ==========        ==========

Three months ended March 31, 1999
     Revenues...............................  $2,649,615       $2,160,485        $4,810,100
     Cost of Revenues.......................   1,379,520          645,806         2,025,326
                                              ----------       ----------        ----------
     Gross Profit...........................  $1,270,095       $1,514,679        $2,784,774
                                              ==========       ==========        ==========


5.   RECENT ACCOUNTING PRONOUNCEMENT

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for derivatives used for hedging activities. It requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either as an asset or liability and measured at fair value. SFAS 133 is required to be adopted in fiscal year 2001. The Company believes that the application of SFAS 133 will not have a material impact on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     CERTAIN STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ACTUAL RESULTS MAY VARY SUBSTANTIALLY FROM THESE FORWARD-LOOKING STATEMENTS FOR MANY REASONS, INCLUDING BUT NOT LIMITED TO THOSE SET FORTH IN "RISK FACTORS". ADDITIONAL INFORMATION IS AVAILABLE IN OTHER COMPANY REPORTS AND OTHER DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

     Revenues from sales of Enterprise-wide systems sold by the Company's direct sales force are recognized upon shipment. The sales cycle for Enterprise-wide systems has historically been from nine to 18 months. The Company has experienced seasonal variations in sales of its Enterprise-wide systems, with sales in the first quarter typically lower than the preceding fourth quarter's sales due to customer budget cycles. This trend continued in the first quarter of 2000, as Enterprise-wide revenues declined 46.5% from the fourth quarter of 1999. Furthermore, a large percentage of a particular quarter's shipments of Enterprise-wide systems has historically been recorded in the last weeks of the quarter.

     Revenues from sales of OEM products are recognized upon shipment. The selling cycle for OEM products varies depending upon product mix and the extent to which the Company develops customized operating software for a particular OEM customer. In addition, the Company has experienced seasonal variations in sales of its OEM products, with sales in the first quarter typically lower than the preceding fourth quarter's sales. First quarter 2000 OEM sales were $2,364,675 as compared to $2,715,685 in the fourth quarter of 1999.

     The Company's products are generally shipped as orders are received, and accordingly, the Company typically operates with limited backlog. As a result, sales in any quarter are dependent on orders recorded and shipped the current quarter.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999

     Total Revenues. Total revenues consist of revenue from sales of Enterprise-wide systems and OEM products, together with fees for installation and servicing of products. Total revenues decreased 35.5% to $3.1 million in the first quarter of 2000 compared to $4.8 million in the first quarter of 1999. This decrease was primarily due to a decrease in Enterprise-wide product sales. The Company believes that this decrease in Enterprise-wide revenues in the first quarter of 2000 was due, in part, to customers delaying their capital expenditures to focus their resources on resolving outstanding Year 2000 issues. In addition, uncertainties surrounding the implementation of governmental regulations such as the Balanced Budget Amendment adversely affected revenues during the first quarter.

Gross Margins. Cost of goods sold generally includes material, direct labor, overhead and, for Enterprise-wide systems, installation expenses. Gross margin declined to 40.8% in the first quarter of 2000 compared to 57.9% for the first quarter of 1999. The decrease in gross margin in the first quarter of 2000 as compared to the first quarter of 1999 was due to lower margins recognized on Enterprise-wide products sales, due to a shift in the Enterprise-wide products revenue mix to lower margin products in 2000. In addition, OEM sales comprised a greater portion of the sales mix during the first quarter of 2000 which negatively impacted gross margins, as historically OEM products gross margins are lower than Enterprise-wide products gross margins.

Sales and Marketing Expenses. Sales and marketing expenses include payroll, commissions and related costs attributable to Enterprise-wide systems and OEM sales and marketing personnel, travel and entertainment expenses, and other promotional expenses. Sales and marketing expenses were $1.6 million or 51.9% of total revenue in the first quarter of 2000, as compared to $1.6 million or 32.7% of total revenue in the first quarter of 1999. The $40,205 increase in sales and marketing expenses in the first quarter of 2000 as compared to the first quarter of 1999 was primarily attributable to higher salary and recruiting expenses, partially offset by reduced trade show expenditures.

Research and Development Expenses. Research and development expenses include payroll and related costs attributable to research and development personnel, prototyping expenses and other costs. Research and development expenses were $1.8 million or 58.3% of total revenue in the first quarter of 2000, as compared to $1.1 million or 23.4% of total revenue in the first quarter of 1999. The $683,029 increase in the first quarter of 2000 as compared to the first quarter of 1999 was due primarily to increased salaries and benefits, and higher third party contractor expenses related to the Company's development of its new software, wireless and Internet-related technology products, such as PatientBrowser(TM) and Mobile-PatientViewer(TM).

General and Administrative Expenses. General and administrative expenses include accounting, finance, MIS, human resources, general administration, executive officers and professional fee costs. General and administrative expenses were $578,487 or 18.6% of total revenue in the first quarter of 2000, as compared to $590,895 or 12.3% of total revenue in the first quarter of 1999. The $12,408 decrease in the first quarter of 2000 as compared to the first quarter of 1999 was attributable to a decreases in salaries and information systems expenses, partially offset by increased professional fees.

Other Income, Net. Other income, net consists primarily of interest income earned on proceeds from the Company's initial public offering, net of payments for outstanding indebtedness. Other income, net decreased to $166,315 for the first quarter of 2000 from $183,796 for the first quarter of 1999. The decrease resulted from lower income derived from the Company's short-term investments.

Provision for Income Taxes. In the first quarters of 2000 and 1999, the Company recorded minimum state tax provisions of $9,000, respectively. Due to the Company's net loss position, the utilization of its credit carryforwards depends upon future income and may be subject to an annual limitation, required by the Internal Revenue Code of 1986 and similar state provisions.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations (including capital expenditures) through net proceeds from the Company's February 1996 initial public offering, cash and cash equivalent balances, a bank line of credit and long-term debt. At March 31, 2000 the Company had $10.1 million in cash, cash equivalents and short-term investments as compared to $12.4 million at December 31, 1999.

     In the first quarter of 2000, the Company used cash from operating activities of $2,199,185 to fund a $2,576,443 net loss. In addition, $325,968 was used for payroll and related costs, and $124,893 from the decrease in accounts payable. This was partially offset by the $213,725 increase in accrued liabilities, $205,266 reduction in accounts receivable, $174,434 in non-cash adjustments provided by depreciation and amortization of fixed assets and intangible assets, and $154,199 in cash provided from the decrease in inventories.

     The Company provided $5,090,922 in cash from investing activities of which $5,273,037 was provided by the sale of short-term investments. Cash used for investing activities was $182,115 for the purchase of capital equipment in the first quarter of 2000. In addition, $106,604 in cash was provided by financing activities, principally, $113,992 in net proceeds from the exercise of employee stock options.

     In the first quarter of 1999 the Company used cash from operating activities of $268,821 to fund a $328,120 net loss. In addition, $174,813 in cash was used for payroll and related costs, $171,965 from the increase in accounts receivable and $128,953 for accrued liabilities. This was partially offset by the $245,655 reduction in inventories, $179,228 in non-cash adjustments provided by depreciation and amortization of fixed assets and intangible assets, and $129,992 in cash provided from the increase in accounts payable.

     In the first quarter of 1999, the Company provided $2,764,617 in cash from investing activities of which $2,904,313 was provided by the sale of short-term investments. Cash used for investing activities was $139,696 for the purchase of capital equipment in the first quarter of 1999. In addition, $65,024 in cash was provided by financing activities, principally, $71,665 in net proceeds from the issuance of the Company's Common Stock for the matching contribution to its 401(k) plan.

     At March 31, 2000, the Company's principal sources of liquidity consisted of $10.1 million of cash, cash equivalents and short-term investments, and $5.0 million of available credit facilities. In March 2000, the Company renewed a secured lending arrangement (the "Agreement") with Silicon Valley Bank, providing for a $5.0 million revolving line of credit agreement bearing interest at the bank's prime rate plus .50%. The bank does not have a security interest in any of the Company's assets until the Company is borrowing under the line of credit. The Agreement expires in March 2001. The Agreement includes financial covenants that requires the Company to maintain minimum liquidity levels and total liabilities to tangible net worth ratios, as well as specified annual and quarterly net loss (after taxes) amounts. At March 31, 2000, the Company was in compliance with all covenants and had no borrowings outstanding under the Agreement, as such the bank held no security interest in any of the Company's assets.

     The Company's principal commitment at March 31, 2000 consisted of a lease on its office and manufacturing facility. The Company expects to spend approximately $1.0 million for capital expenditures, primarily equipment and computer equipment, during the remaining nine months of 2000.

     The Company believes that existing cash resources and line of credit facilities will be sufficient to fund the Company's operations for at least the next twelve months.

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

RISK FACTORS

     Dependence on Increased Market Acceptance of Enterprise-wide Monitoring Systems. Since 1995, the Company's sales levels for its Enterprise-wide Monitoring Systems have been lower than expected, which, together with investments and expense levels that are incurred based on the expectation of higher sales, has resulted in net losses in each year since

1995 and have had a material adverse effect on the Company's business, operating results and financial condition. If the Company is not successful in increasing sales levels of its Enterprise-wide Monitoring Systems in future periods, the Company's business, operating results and financial condition will continue to be materially adversely affected. In addition, although the Company's Enterprise-wide monitoring products have been installed in more than 100 hospitals, there is no assurance that the Company's products will achieve the hospital penetration necessary to increase sales.

     Customer Concentration; Dependence on Departmental Products. The Company's OEM product sales, which represented approximately 53.7%, 57.9%, 68.6% and 75.9% of the Company's total net revenues in 1997, 1998, 1999 and the first quarter of 2000, respectively, have historically been to a small number of OEM customers. In 1997, Quinton Instrument Company ("Quinton") and Datascope Corporation ("Datascope") accounted for approximately 12.2% and 25.0%, respectively, of the Company's total revenues and in 1998 Quinton and Datascope accounted for approximately 19.7% and 22.6%, respectively, of the Company's total revenues. In 1999, Quinton and Datascope accounted for approximately 24.0% and 34.0%, respectively. In the first quarter of 2000, Quinton and Datascope accounted for approximately 27.3% and 28.9%, respectively. The loss of, or a reduction in sales to, any such OEM customer would have a material adverse effect on the Company's business, operating results and financial condition.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company's financial instruments include cash and cash equivalents, trade accounts receivable, accounts payable and accrued liabilities. At March 31, 2000, the carrying values of the Company's financial instruments approximated their fair values based on current market prices and rates. It is the Company's policy not to enter into derivative financial instruments. The Company does not currently have any significant foreign currency exposure since it does not transact business in foreign currencies. Due to this, the Company does not have significant overall currency exposure at March 31, 2000.

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

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     10.5   Silicon Valley Bank Amendment to Loan Agreement

     27.1   Financial Data Schedule

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the reporting period.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 12, 2000.


                                   VITALCOM INC.


                                   /s/ Frank T. Sample
                                   --------------------------------------------
                                   Frank T. Sample
                                   President and Chief Executive Officer

                                   (Principal Executive and Accounting Officer)