Form 10-Q
period 2000-06-30
VITALCOM INC
filed 2000-08-09
CIK 1006026

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended      JUNE 30, 2000
                                  ----------------------------

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ________________to________________


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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 7, 2000, there were 8,003,605 shares outstanding of the issuer's common stock.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  VITALCOM INC.

                                 BALANCE SHEETS

                                                        ---------------------------
                                                          JUNE 30,     DECEMBER 31,
                                                            2000           1999
                                                        ------------   ------------
                                                        (UNAUDITED)     (AUDITED)
                                     ASSETS
Current assets
      Cash and cash equivalents                         $  5,618,257   $  7,107,420
      Restricted Cash                                      2,513,535              0
      Short-term investments                                       0      5,273,037
      Accounts receivable, net                             3,059,439      2,309,392
      Inventories                                          1,432,940      1,504,952
      Prepaid expenses                                       294,079        530,833
                                                        ------------   ------------
        Total current assets                              12,918,250     16,725,634

Property
      Machinery and equipment                              1,901,004      1,560,013
      Office furniture and computer equipment              2,716,059      2,558,815
      Leasehold improvements                                 200,419        181,778
                                                        ------------   ------------
                                                           4,817,482      4,300,606
      Less accumulated amortization and depreciation      (3,101,764)    (2,831,090)
                                                        ------------   ------------
        Property, net                                      1,715,718      1,469,516

Other assets                                                  74,396         68,237
Goodwill, net                                                406,755        423,025
                                                        ------------   ------------
                                                        $ 15,115,119   $ 18,686,412
                                                        ============   ============

                                  VITALCOM INC.

                                                           ----------------------------
                                                             JUNE 30,      DECEMBER 31,
                                                               2000           1999
                                                           ------------    ------------
                                                            (UNAUDITED)     (AUDITED)
                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                         $    756,685    $    508,322
  Accrued payroll and related costs                             813,613         959,862
  Accrued warranty costs                                        458,119         516,297
  Other accrued liabilities                                     765,307         568,336
  Current portion of capital lease obligations                   13,455          28,796
                                                           ------------    ------------
       Total current liabilities                              2,807,179       2,581,613

Stockholders' equity (deficit):
  Common stock, including paid-in capital,
    $0.0001 par value; 25,000,000 shares authorized,
    8,367,155 shares issued and 8,003,605 outstanding
    at June 30, 2000; 8,281,112 shares issued and
    7,917,562 shares outstanding at December 31, 1999        37,831,141      37,665,468
  Note receivable for common stock sales                        (30,590)        (30,590)
  Treasury stock, at cost                                      (740,154)       (740,154)
  Accumulated deficit                                       (24,752,457)    (20,789,925)
                                                           ------------    ------------
       Net stockholders' equity                              12,307,940      16,104,799
                                                           ------------    ------------
                                                           $ 15,115,119    $ 18,686,412
                                                           ============    ============

                                  VITALCOM INC.

                            STATEMENTS OF OPERATIONS

                                                        -------------------------------         -------------------------------
                                                               THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                    JUNE 30,                               JUNE 30,
                                                        -------------------------------         -------------------------------
                                                            2000                1999               2000                 1999
                                                        -----------         -----------         -----------         -----------
                                                                  (UNAUDITED)                             (UNAUDITED)
Revenues                                                $ 4,089,206         $ 3,600,254         $ 7,192,089         $ 8,410,354

Cost of revenues                                          1,496,258           1,777,662           3,334,384           3,802,988
                                                        -----------         -----------         -----------         -----------

Gross profit                                              2,592,948           1,822,592           3,857,705           4,607,366

Operating expenses
  Sales and marketing                                     1,620,660           1,486,305           3,232,186           3,057,626
  Research and development                                1,990,562           1,281,492           3,799,065           2,406,966
  General and administration                                490,981             541,304           1,069,467           1,132,199
                                                        -----------         -----------         -----------         -----------
      Total operating expenses                            4,102,203           3,309,101           8,100,718           6,596,791

Operating loss                                           (1,509,255)         (1,486,509)         (4,243,013)         (1,989,425)

Other income, net                                           132,166             203,960             298,480             387,756
                                                        -----------         -----------         -----------         -----------

Loss before provision for income taxes                   (1,377,089)         (1,282,549)         (3,944,533)         (1,601,669)

Provision for income taxes                                    9,000               9,000              18,000              18,000
                                                        -----------         -----------         -----------         -----------

Net loss                                                $(1,386,089)        $(1,291,549)        $(3,962,533)        $(1,619,669)
                                                        ===========         ===========         ===========         ===========

Net loss per basic and diluted common share             $     (0.17)        $     (0.16)        $     (0.50)        $     (0.20)
                                                        ===========         ===========         ===========         ===========

Weighted average basic and diluted common shares          7,987,570           8,210,871           7,960,900           8,196,927

                                  VITALCOM INC.

                            STATEMENTS OF CASH FLOWS

                                                            --------------------------
                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                            --------------------------
                                                               2000           1999
                                                            ----------    ------------
                                                                   (UNAUDITED)
Cash flows from operating activities:
      Net loss                                             $(3,962,533)   $  1,619,669)
      Adjustments to reconcile net loss to net cash
        used in operating activities:
      Depreciation and amortization                            286,944         329,890
      Loss on disposal of property                                   0           3,644
      Changes in operating assets and liabilities:
           Accounts receivable                                (750,047)        945,405
           Inventories                                          72,012         146,766
           Prepaid expenses and other current assets           230,594           6,134
           Accounts payable                                    248,363         180,656
           Accrued payroll and related costs                  (146,248)       (119,260)
           Accrued warranty costs                              (58,178)        (56,866)
           Income taxes payable                                (81,825)        (61,690)
           Accrued liabilities                                 278,797        (207,717)
                                                           -----------    ------------
                  Net cash used in operating activities     (3,882,121)       (452,707)

Cash flows from investing activities:
      Purchases of property                                   (516,876)       (206,736)
      Proceeds from sale of short-term investments           5,273,037       1,924,507
      (Increase) decrease in other assets                      (10,039)         10,410
                                                           -----------    ------------
           Net cash provided by investing activities         4,746,122       1,728,181

Cash flows from financing activities:
      Repayment of capital lease obligation and
        long-term debt                                          (5,302)        (13,504)
      Restricted cash for compensated balance on
        line of credit                                      (2,513,535)              0
      Net proceeds from issuance of common stock               165,673         126,612
      Repurchase of common stock                                     0        (154,475)
                                                           -----------    ------------
           Net cash provided by (used in)
             financing activities                           (2,353,164)        (41,367)

Net increase (decrease) in cash and cash equivalents        (1,489,163)      1,234,107

Cash and cash equivalents, beginning of period               7,107,420      10,460,810

                                                           -----------    ------------
Cash and cash equivalents, end of period                   $ 5,618,257    $ 11,694,917
                                                           ===========    ============

Supplemental disclosures of cash flow information:
  Interest paid                                            $     6,926    $      2,403
                                                           ===========    ============
  Income taxes paid                                        $    10,360    $     12,480
                                                           ===========    ============

                                  VITALCOM INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. BASIS OF PRESENTATION

The interim condensed financial statements included herein have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1999 and filed with the SEC. In the opinion of management, the condensed financial statements included herein reflect all normal, recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2000, and the results of its operations and its cash flows for the three-month and six-month periods ended June 30, 2000 and 1999. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

2. NET LOSS PER SHARE

Net loss per share is computed by dividing net loss by the weighted average number of common and common equivalent shares outstanding. For the three-month and six-month periods ended June 30, 2000 and 1999, the diluted weighted average shares were equal to the basic weighted average shares due to the anti-dilutive effect the conversion of options would have given the Company's net loss for the period.

3. STOCK PLANS AND STOCKHOLDERS' EQUITY

Stock Option Plans - The following is a summary of stock option transactions under the 1993 Stock Option Plan (the "1993 Plan") and 1996 Stock Option Plan (the "1996 Plan") for the six months ended June 30, 2000:

                                                                     NUMBER OF
                                   NUMBER OF        PRICE PER         OPTIONS
                                    SHARES            SHARE         EXERCISABLE
                                   ---------        ---------       -----------
Balance, December 31, 1999         1,680,116      $0.60 to $6.00       601,094
  Granted                            170,000      $1.63 to $1.94
  Exercised                          (37,403)     $3.00 to $4.00
  Canceled                          (171,427)     $1.50 to $6.00
                                   ---------
Balance, June 30, 2000             1,641,286      $0.60 to $4.75       761,480
                                   =========

At June 30, 2000, 647,196 options were available for grant under the 1993 Plan and 1996 Plan.

There were no stock transactions under the 1996 Director Option Plan (the "Director Plan") for the six months ended June 30, 2000. At June 30, 2000, 60,000 options were available for grant under the Director Plan and no options were exercisable.

The Company has reserved an aggregate of 450,000 shares of Common Stock for issuance under its 1996 Employee Stock Purchase Plan (the "ESPP"). The ESPP was adopted by the Board of Directors in January 1996 and approved by the Company's stockholders prior to the consummation of the Company's initial public offering in February 1996. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended, and permits eligible employees of the Company to purchase Common Stock through payroll deductions of up to 10% of their compensation provided that no employee may purchase more than $25,000 worth of stock in any calendar year. The ESPP was implemented by an offering period commencing on February 14, 1996 and ending on the last business day in the period ending October 31, 1996. Each subsequent offering period (an "Offering Period") commences on the day following the end of the prior Offering Period and has a duration of six months. The price of Common Stock purchased under the ESPP is 85% of the lower of the fair market value of the Common Stock on the first or last day of each offering period. The ESPP will expire in the year 2006. In the years ended December 31, 1997, 1998 and 1999 the Company issued 47,359, 52,703 and 74,334 shares of Common Stock, under the ESPP for $191,218, $145,264 and $88,240 respectively. At June 30, 2000, $59,053 has been withheld from employee earnings for stock purchases under the ESPP.

4. SEGMENT REPORTING

Utilizing the management approach, the Company has broken down its business based upon sales through its two distribution channels. The Company does not allocate operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, segment information reported includes only net sales, cost of sales and gross profit.

Selected information regarding the Company's product sectors is as follows:

                                           OEM         Enterprise-Wide
                                         Products          Systems            Total
                                        ----------     ---------------      ----------
Three months ended June 30, 2000
     Revenues                           $2,333,303        $1,755,903        $4,089,206
     Cost of Revenues                    1,002,846           493,412         1,496,258
                                        ----------        ----------        ----------
     Gross Profit                       $1,330,457        $1,262,491        $2,592,948
                                        ==========        ==========        ==========

Three months ended June 30, 1999
     Revenues                           $2,573,952        $1,026,302        $3,600,254
     Cost of Revenues                    1,259,058           518,604         1,777,662
                                        ----------        ----------        ----------
     Gross Profit                       $1,314,894        $  507,698        $1,822,592
                                        ==========        ==========        ==========

                                           OEM         Enterprise-Wide
                                         Products          Systems            Total
                                        ----------     ---------------      ----------
Six months ended June 30, 2000
     Revenues                           $4,687,977        $2,504,112        $7,192,089
     Cost of Revenues                    2,299,020         1,035,364         3,334,384
                                        ----------        ----------        ----------
     Gross Profit                       $2,388,957        $1,468,748        $3,857,705
                                        ==========        ==========        ==========

Six months ended June 30, 1999
     Revenues                           $5,223,567        $3,186,787        $8,410,354
     Cost of Revenues                    2,638,578         1,164,410         3,802,988
                                        ----------        ----------        ----------
     Gross Profit                       $2,584,989        $2,022,377        $4,607,366
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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, which the Company is required to adopt no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The company is in the process of determining the effect of adopting SAB No. 101.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL MADE IN THIS FORM 10-Q ARE FORWARD-LOOKING. IN PARTICULAR, THE STATEMENTS HEREIN REGARDING INDUSTRY PROSPECTS AND FUTURE RESULTS OF OPERATIONS OR FINANCIAL POSITION ARE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS REFLECT THE COMPANY'S CURRENT EXPECTATIONS AND ARE INHERENTLY UNCERTAIN. ACTUAL RESULTS MAY VARY SUBSTANTIALLY FROM THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED BELOW, AS WELL AS THOSE DISCUSSED IN THE COMPANY'S FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999.

GENERAL

VitalCom Inc. provides computer networks and related wireless radio communications products that acquire, interpret and distribute real-time patient monitoring information. The Company's computer and wireless radio networks acquire and integrate patient's physiologic data from different manufactures' monitoring and bedside devices into a single network, making patient information available in real-time via the internet, a wireless LAN, a system wide intranet and WAN. The Company's products are sold through a direct sales force to acute care hospitals and integrated healthcare delivery networks ("IHDNs") and on an Original Equipment Manufacturer ("OEM") basis to patient monitoring equipment manufacturers.

In July 2000 the Company announced a new patent pending suite of products to be sold by the Company's direct sales force and through its OEM customers - "PatientNet Wireless Network(TM)". These new products utilize elements of cellular telephone technology and wireless LAN technology to obtain physiological data from patients in a highly secure and reliable data link and transport that data back to a central control center using standard Ethernet protocols and architecture.

Revenues from sales of Enterprise-Wide Systems and OEM products are recognized upon shipment. The Company has experienced seasonal variations in sales of its OEM products, with sales in the first quarter typically lower than the preceding fourth quarter's sales. The sales cycle for Enterprise-Wide Systems has historically been from nine to 18 months. The Company has also experienced seasonal variations in the sales of its Enterprise-Wide Systems, with sales in the first quarter typically lower than the preceding fourth quarter's sales due to customer budget cycles. Furthermore, a large percentage of a particular quarter's shipments of Enterprise-Wide Systems have historically been recorded in the last weeks of the quarter. The Company also offers after sales support programs for new and existing customers. Revenue from sales of such programs is deferred to future periods in accordance with SOP 97-2, Software Revenue Recognition.

The Company's products are generally shipped as orders are received, and accordingly, the Company typically operates with limited backlog. As a result, sales in any quarter are dependent on orders recorded and shipped the current quarter.

RESULTS OF OPERATIONS - THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2000 AND JUNE 30, 1999

Total Revenues. Total revenues consist of revenue from sales of Enterprise-Wide Systems and support, and OEM products, together with fees for installation and servicing of Enterprise-Wide Systems. Total revenues increased 13.6% to $4.1 million in the three months ended June 30, 2000 from $3.6 million for the three months ended June 30, 1999. Total revenues decreased 14.5% to $7.2 million in the six months ended June 30, 2000 from $8.4 million in the six months ended June 30, 1999. Both Enterprise-Wide Systems and OEM sales declined in 2000. Management believes that a contributing factor to the decrease in Enterprise-Wide System revenues for the first six months of this year was due, in part, to delayed sales agreements as customers diverted spending to address other vendors' outstanding year 2000 issues. The decrease in OEM revenues for the first six months, from $2.6 million in 1999 to $2.4 million in 2000 resulted from a shift in sales strategy by a large OEM customer following its sale to new investors that adversely impacted the Company's shipments to them. It is uncertain what effect, if any, the sale of the OEM customer to new investors will have on future purchases by the OEM customer of the Company's products.

Gross Margins. Cost of goods sold generally includes material, direct labor, overhead and for Enterprise Wide Systems, installation expenses. The Company's overall gross margin depends on its sales mix in any given period, as certain products generate a higher gross margin than others do. Cost of sales decreased 18.8% to $1.5 million in the three months ended June 30, 2000 from $1.8 million in the three months ended June 30, 1999. Gross margin increased to 63.4% in the second quarter of 2000 compared to 50.6% for the second quarter of 1999. The increase in gross margin in the second quarter of 2000, compared to the second quarter of 1999 was due, in part, to an increase in percentage of Enterprise Wide Systems sold. These Systems, which tend to have a higher content of software, generally generate a higher gross margin.

Revenue from Enterprise-Wide Systems increased in the second quarter of 2000 over the first quarter of 2000 by almost 135%. This had a positive impact on gross profit for the second quarter over the first quarter of 2000. Cost of goods sold decreased 12.3% to $3.3 million for the six-month period ended June 30, 2000 from $3.8 million in the six months ended June 30, 1999. Gross margin decreased to 53.6% in the six months ended June 30, 2000 compared to 54.8% for the six months ended June 30, 1999. The decrease in gross margin in the first six months of 2000 as compared to the same period of 1999 was due primarily to fewer sales of Enterprise-Wide Systems, particularly in the first quarter of 2000, resulting in an overall decrease in the Company's gross margin for the period.

Sales and Marketing Expenses. Sales and marketing expenses include payroll, commissions and related costs attributable to Enterprise Monitoring systems and OEM sales and marketing personnel, travel and entertainment expenses and other promotional expenses. Sales and marketing expenses were $1.6 million, or 39.6% of total revenue in the three months ended June 30, 2000, as compared to $1.5 million or 41.3% of total revenue for the three months ended June 30, 1999. The $134,355 increase in sales and marketing expenses in the second quarter of 2000 as compared to the second quarter of 1999 was primarily due to an increase in salary and marketing costs as the Company continues to build its direct sales force.

Sales and marketing expenses were $3.2 million, or 44.9% of total revenue in the six months ended June 30, 2000, as compared to $3.1 million or 36.3% of total revenue in the six months ended June 30, 1999. The $174,560 increase in sales and marketing expenses in the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 was primarily due to an increase in salary and marketing costs in preparation for selling the Company's new suite of wireless network products, which were partially offset by a reduction in commissions on lower sales this period as compared to the same six months in 1999.

Research and Development Expenses. Research and development expenses include payroll and related costs attributable to research and development personnel, prototyping expenses, consulting and other costs. Research and development expenses were $2.0 million or 48.7% of total revenue in the three months ended June 30, 2000, as compared to $1.3 million or 35.6% of total revenue in the three months ended June 30, 1999. The $709,070 increase in the second quarter of 2000 as compared to the second quarter of 1999 was primarily due to higher third party contractor expenses. The Company has been increasing its use of third party contractors for research and development, because the use of outside contractors gives the Company the ability to scale back its expenses as needed. The Company continued its heavy use of third party contractors in the quarter ended June 30, 2000 due to the Company's ongoing development of its new software, wireless and Internet-related technology products such as PatientNet(TM), PatientBrowser(TM), and MobilePatientViewer(TM).

Research and development expenses were $3.8 million, or 52.8% of total revenue in the six months ended June 30, 2000, as compared to $2.4 million or 28.6% of total revenue in the six months ended June 30, 1999. The $1,392,099 increase in research and development expenses in the first six months of 2000 as compared to the first six months of 1999 was due primarily to higher third party contractor costs.

General and Administrative Expenses. General and administrative expense includes accounting, finance, information systems, human resources, general administration, executive officers and professional fee expenses. General and administrative expenses were $490,981 or 12.0% of total revenue in the three months ended June 30, 2000, as compared to $541,304 or 15.0% of total revenue in the three months ended June 30, 1999. The $50,323 decrease in general and administrative expenses in the second quarter of 2000 as compared to the second quarter of 1999 was primarily attributable to a decrease in salaries partially offset by an increase in outside professional fees.

General and administrative expenses were $1.1 million, or 14.8% of total revenue in the six months ended June 30, 2000, as compared to $1.1 million or 13.4% of total revenue in the six months ended June 30, 1999.

Other Income, Net. Other income, net, consists primarily of interest income earned on proceeds from the Company's initial public offering, net of payments made in respect of outstanding indebtedness. Other income, net, decreased to $132,166 in the three months ended June 30, 2000, as compared to $203,960 in the three months ended June 30, 1999. The decrease resulted from a decrease in the Company's short-term investments, which were sold to fund the Company's cash needs.

Other income, net, was $298,480 in the six months ended June 30, 2000, as compared to $387,756 in the six months ended June 30, 1999. The reduction in other income resulted from a decrease in the Company's short-term investments.

Provision for Income Taxes: The Company recorded a minimum state tax provision of $9,000 for both of the three month periods ended June 30, 2000 and 1999. For both of the six-month periods ended June 30, 2000 and 1999, the Company recorded a minimum state tax provision of $18,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations (including capital expenditures) through net proceeds from the Company's February 1996 initial public offering, cash flow from operations, cash and cash equivalent balances, a bank line of credit and long-term debt. During the year ended December 31, 1996, the Company issued 2,300,000 shares of common stock in its initial public offering, raising $25.6 million, net of expenses. At June 30, 2000, the Company had $8.1 million in cash, cash equivalents, restricted cash, and short-term investments as compared to $12.4 million at December 31, 1999. In March 2000, the Company renewed a secured lending arrangement with Silicon Valley Bank, providing for up to $5,000,000 in total borrowings. As a compensating balance, the Company covenanted with the bank to maintain at least $2,500,000 in a money market mutual fund designated by the bank. The Company has no outstanding borrowings with the bank under the Agreement, and is in compliance with all covenants.

In the first six months of 2000, the Company used cash in operating activities of $3,882,121 resulting in a $3,962,533 net loss. Accounts receivable increased $750,047 during the same period as a result of a 14% increase in revenue for the second quarter over the first quarter of 2000.

During the first six months of 2000, the Company generated $4,746,122 in cash from investing activities, of which $5,273,037 was provided by the sale of short-term investments. Cash used for investing activities in the first six months of 2000 was $516,876 for the purchase of capital equipment, the majority of which was purchased for use in production of the Company's new suite of wireless network products.

The Company used $2,353,164 in financing activities in the first six months of 2000. This included $2,513,535 in restricted cash for a compensated balance the Company covenanted with the bank to maintain for it's revolving line of credit, and $165,673 in net proceeds from the issuance of the Company's Common Stock for the matching contribution to its 401(k) plan and Common Stock purchased through its ESPP plan.

In the first six months of 1999, the Company used cash in operating activities of $452,707 resulting in a $1,619,669 net loss. Cash was generated primarily by sales of short-term investments of $1,924, 507 and a decrease in account receivables of $945,405 due to a decline in revenues in the first and second quarters of 1999 over the fourth quarter of 1998. Cash used for investing activities was $206,736 for the purchase of capital equipment in the first six months of 1999.

The Company used $41,367 in cash from financing activities in the first six months of 1999, of which, $154,474 was used to repurchase the Company's Common Stock. This was partially offset by $126,612 in net proceeds from the issuance of the Company's Common Stock for the matching contribution to its 401(k) plan and Common Stock purchased through its ESPP plan.

At June 30, 2000, the Company's principal sources of liquidity consisted of $8.1 million of cash, cash equivalents, and restricted cash and $5.0 million of available credit facilities. In March 2000, the Company renewed a secured lending arrangement ("The Agreement") with Silicon Valley Bank, providing for up to $5.0 million in total borrowings bearing interest at the bank's prime rate plus .50%. As a compensating balance, the Company covenanted to maintain at least $2,500,000 in a money market mutual fund designated by the bank. The bank does not have a security interest in any of the Company's assets until the Company borrows under the line of credit. The Agreement expires in March 2001. At June 30, 2000, there were no borrowings outstanding under the Agreement and the Company was in compliance with all covenants. The financial covenants require that the Company maintain minimum liquidity levels and total liabilities to tangible net worth ratios, as well as specified annual and quarterly net loss (after taxes) amounts.

The Company's principal commitment at June 30, 2000 consisted of a lease on its office and manufacturing facility. During the remaining six months of this year the Company expects to spend approximately $600,000 for capital expenditures, including the purchase of tooling and test fixtures for its planned production of its new suite of wireless network products.

The Company believes that existing cash resources, cash flows from operations, if any, and line of credit facilities will be sufficient to fund the Company's operations for at least the next twelve months.

YEAR 2000 COMPUTER SYSTEMS COMPLIANCE

On January 1, 2000, many companies faced a potentially serious information technology (IT) systems problem because many software applications and operational programs written in the past did not properly recognize calendar dates beginning in the Year 2000. This problem could have forced computers or machines, which utilize date dependent software to either shut down or provide incorrect data or information. The Company, led by its Y2K Task Force, examined it's IT and Non-IT Systems to determine whether its software applications and computer and information systems were compliant with the Year 2000. The Company's remediation efforts for the systems found not to be Year 2000 compliant included, but were not limited to, internal upgrade efforts, vendor provided upgrades, replacement, and decommissioning of obsolete systems and equipment. Based on these efforts the Company considered its critical and non-critical business systems to be Year 2000 compliant as of December 31, 1999.

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

Customer Concentration. Dependence on Departmental Products. The Company's OEM product sales, which represented approximately 53.7%, 57.9%, 68.6% and 62.1% of the Company's total net revenues in 1997, 1998, 1999 and the first six months of 2000, respectively, have historically been to a small number of OEM customers. In 1997, Quinton Instrument Company ("Quinton") and Datascope Corporation ("Datascope") accounted for approximately 12.2% and 25.0%, respectively, of the Company's total revenues and in 1998 Quinton and Datascope accounted for approximately 19.7% and 22.6%, respectively, of the Company's total revenues. In 1999, Quinton and Datascope accounted for approximately 24.0% and 34.0%, respectively. In the first six months of 2000, Quinton and Datascope accounted for approximately 17.8% and 30.9%, respectively. The loss of or a reduction in sales to any such OEM customer would have a material adverse effect on the Company's business, operating results and financial condition.

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

The Company's products are generally shipped as orders are received and, accordingly, the Company has historically operated with limited backlog. As a result, sales in any quarter are dependent on orders booked and shipped in that quarter and are not predictable with any degree of certainty. Further, a large percentage of any quarter's shipments have historically been booked in the last weeks of the quarter. In addition, a significant portion of the Company's expenses is relatively fixed, and the amount and timing of increases in such expenses are based in large part on the Company's expectations for future revenues. If revenues are below expectations in any given quarter, the adverse effect may be magnified by the Company's inability to maintain gross margins and to decrease spending to compensate for the revenue shortfall. This dynamic has contributed to the Company's net losses in the past. Further, the Company has sometimes experienced seasonal variations in operating results, with sales in the first quarter being lower than in the preceding fourth quarter's sales due to customer budget cycles and sales remaining relatively flat during the third quarter.

Transfer of Securities from the NASDAQ National Market to the NASDAQ Small Cap Market and Possible Delisting of Securities from the NASDAQ Small Cap Market. The Company's Common Stock historically traded on the NASDAQ National Market and was moved to the NASDAQ Small Cap Market during the third quarter of 1999 as the Company did not meet one National Market continued listing requirement that the market value of publicly held shares must be at least $5 million. The NASDAQ Small Cap Market's continued listing standards require the Company to have (i) at least 500,000 shares publicly held; (ii) a market value of publicly held shares of at least $1 million; (iii) net tangible assets of at least $2 million;
(iv) at least 300 shareholders of round lots; (v) at least two market makers and
(vi) a minimum bid price of at least $1 per share. If the Company fails to comply with the listing standards, it may become de-listed from the NASDAQ Small Cap Market which could adversely affect the ability or willingness of investors to purchase the Company's securities and therefore would severely adversely affect the market liquidity for the Company's securities.

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

Competition. The Company's Enterprise-wide monitoring systems compete with systems offered by a number of competitors, including Agilent, SpaceLabs, Inc. and GE Marquette Medical Systems, Inc., all of which have significantly greater financial, technical, research and development and marketing resources than the Company. In addition, many of these competitors have longstanding relationships with acute care hospitals and IHDNs. There can be no assurance that the Company will be able to sell to such hospitals or IHDNs or that the Company will be able to compete successfully with such vendors, and any inability to do so could have a material adverse effect on the Company's business, operating results, and financial condition. While the Company is not aware of any competitive open system multi-parameter Enterprise-wide monitoring systems currently available, the Company's OpenNet applications may face significant competition in the future from HCIS providers, patient monitoring companies, life support device companies and general purpose data network providers. Such potential competitors may elect to enter this market and compete with the Company using significantly greater financial, technical, research and development and marketing resources than are available to the Company. In addition, the Company's success in selling its multi-parameter OpenNet networks to hospitals and IHDNs will depend to a large extent on its ability to interface with patient monitoring and life support devices of other vendors. Any action on the part of such other vendors to make such interfacing more difficult or impossible could have a material adverse effect on the Company's business, operating results and financial condition. The market for the Company's OEM products is also intensely competitive. The Company sells to a range of patient monitoring and life support device companies, many of, which have significantly greater financial, technical, research and development and marketing resources than the Company. There can be no assurance that current OEM customers will not elect to design and manufacture patient monitoring and system components currently supplied by the Company or elect to contract with other OEM suppliers. Any such election by one or more of such companies could have a material adverse effect on the Company's business, operating results and financial condition.

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

Government Regulation. The manufacturing, marketing and sales of medical devices, including the Company's products, are subject to extensive regulation by numerous governmental authorities. In the United States, the Food and Drug Administration regulate the Company's products. The Company has received clearance from the FDA to market its current products through the 510(k) pre-market notification process. There can be no assurance that a similar 510(k) clearance for any future product or enhancement of an existing product will be granted or that the process will not be lengthy. If the Company cannot establish that a product is "substantially equivalent" to certain legally marketed devices, or if FDA regulatory changes currently under consideration with respect to arrhythmia software are adopted, the 510(k) clearance procedure will be unavailable and Company will be required to utilize the longer and more expensive pre-market approval ("PMA") process. Failure to receive or delays in receipt of FDA clearances or approvals, including the need for extensive clinical trials or additional data as a prerequisite to clearance or approval, could have a material adverse effect on the Company's business, operating results and financial condition. Sales of medical devices and components outside of the United States are subject to international regulatory requirements that vary from country to country. There can be no assurance that the Company will be able to obtain further clearance or approvals for its products or components on a timely basis or at all. Delays in receipt of, loss of or failure to receive such approvals or clearances could have a material adverse effect on the Company's business, operating results and financial condition.

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

The Company's proprietary radio frequency (RF) communication products transmit real-time physiologic information from the patient to the central surveillance station. These communication products currently operate in three radio bands:
VHF (174 MHz to 216 MHz, shared with TV channels 7-13); UHF (450 MHz to 470 MHz, shared with land mobile users); and the 900 MHz radio band (902 MHz to 928 MHz licensed for Spread Spectrum operation). Historically, the majority of the Company's RF products used the vacant television frequencies in the VHF band. The FCC is requiring all television stations to implement digital broadcasting transmission for High Definition Television (HDTV). Major metropolitan areas were required to implement HDTV by December 31, 1998 and other markets will be required to implement by December 31, 2006. In order to implement HDTV the FCC has granted each TV channel an additional 6 MHz channel for digital broadcasting until the transition period ends, at which time the broadcaster would return one of the two channels. As TV stations use the additional 6 MHz channel for the digital broadcasting transition, which may take years, they may overlap into the radio spectrum which has been used for medical RF applications. Customers of the Company's lower power RF communication products may begin seeing more interference in the future. This interference may result in the Company's hospital biomedical personnel having to re-tune the Company's traditional RF transmitters to other channels in order to reduce interference. In the event of high interference the Company's customers may need to purchase new equipment to transmit in the UHF frequency range. In 1998 the FCC expanded the usable UHF frequencies for medical RF from the licensed 450 MHz to 470 MHz band to the previously unlicensed 470 MHz to 668 MHz frequency range.

During 1998 the Company joined a task force created by the American Hospital Association (AHA) and the FDA called the Medical Telemetry Task Force (the "Task Force") along with other medical RF users, organizations, and vendors, including its competitors. The purpose of the Task Force was to respond to potential interference problems from HDTV, land mobile users and low power television to wireless patient monitoring devices by recommending both rule making language and specific spectrum allocation to the FCC. The Task Force's mission was to identify protected spectrum candidates for future medical telemetry use, evaluate use and make recommendations to the FCC. As such the Task

Force petitioned the FCC to allocate the UHF 608 MHz to 614 MHz band, currently reserved for radio astronomy, for medical use on a primary basis. The Task Force submitted its recommendations to the FCC which then filed a Notice of Proposed Rule Making (NPRM, FCC docket # 99-182). In June 2000 the FCC approved this new rule which now makes it mandatory for hospitals and independent health care networks to migrate their entire wireless patient monitoring telemetry to the new band over the next three years. FCC rules typically require 90-days before they are made official. The Company believes this ruling will be made official in September 2000. If this new rule is not made official, or is delayed for any considerable period of time, hospitals and independent health care networks may not migrate their entire wireless telemetry systems at the same rate that they would have had the rule been made official. This could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the costs of developing RF transmitter and receiver products is expensive and is diverting research and development resources from other projects resulting in higher costs and delayed projects. Any such competitive advantage of the Company's competitors and any additional development costs associated with expanding the Company's UHF RF product offerings could have a material adverse effect on the Company's business, operating results and financial condition. Additionally, future regulatory changes could significantly affect the Company's operations by diverting the Company's development efforts, making current products obsolete or increasing the opportunity for additional competition which could have a material adverse effect on the Company's business, operating results and financial condition.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's financial instruments include cash and cash equivalents, trade accounts receivable, accounts payable and accrued liabilities. At June 30, 2000, the carrying values of the Company's financial instruments approximated their fair values based on current market prices and rates. It is the Company's policy not to enter into derivative financial instruments. The Company does not currently have any significant foreign currency exposure since it does not transact business in foreign currencies. Due to this, the Company does not have significant overall currency exposure at June 30, 2000.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company has been party to various litigation proceedings relating to claims arising from its operations in the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

The Company held an Annual Meeting of Stockholders on July 25, 2000. At the Annual Meeting, the following actions were taken:

Election of Directors:

The following persons were duly elected to the Company's Board of Directors. The tabulation of the votes cast for and against each director is set forth opposite their names below.

               Name                            For         Withheld
               ----                            ---         --------

               Frank T. Sample              7,828,881       27,455
               Jonathon S. Leff             7,830,891       25,445
               Jack W. Lasersohn            7,830,891       25,445
               Timothy T. Weglicki          7,830,891       25,445


Approval of Amendment to the 1996 Employee Stock Purchase Plan:

The shareholders duly approved an amendment to the Company's 1996 Employee Stock Purchase Plan (the "Plan") which increased the number of shares of the Company's common stock available for purchase under the Plan from 300,000 to 450,000. The tabulation of the votes with respect to the amendment to the Plan is as follows:

                          For                       7,804,450
                          Against                      43,621
                          Abstain                       8,265


Appointment of Auditors:

The shareholders approved the appointment of the accounting firm of Deloitte & Touche LLP as its independent auditors for the fiscal year ending December 31, 2000. The tabulation of the votes with respect to such appointment is as follows:

                          For                       7,831,621
                          Against                      21,200
                          Abstain                       3,515

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

       10.1(a) 1993 Stock Option Plan as amended and restated June 1999, and forms of agreement thereunder.

       27.1       Financial Data Schedule.


(b) Reports on Form 8-K

No reports on Form 8-K were filed during the reporting period.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 7, 2000.




                                       VITALCOM INC.



                                       /s/ Frank T. Sample
                                       -------------------------------------
                                       Frank T. Sample
                                       President and Chief Executive Officer




                                       /s/ Scott E. Lamb
                                       -------------------------------------
                                       Scott E. Lamb
                                       Senior Director Finance and Controller

                                 EXHIBIT INDEX

Exhibit
Number                        Description
------                        -----------

10.1(a) 1993 Stock Option Plan as amended and restated June 1999, and forms of agreement thereunder.

27.1           Financial Data Schedule.