Form 10-Q
period 2000-09-30
VITALCOM INC
filed 2000-11-13
CIK 1006026

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 X          THE SECURITIES EXCHANGE ACT OF 1934
---

For the quarterly period ended                  SEPTEMBER 30, 2000
                               -------------------------------------------------

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________


Commission file number              0-27588
                       --------------------------------

                                  VITALCOM INC.
             (Exact name of registrant as specified in its charter)


            DELAWARE                                        33-0538926
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 8, 2000, there were 8,069,367 shares outstanding of the issuer's common stock.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                  VITALCOM INC.
                                 BALANCE SHEETS

                                                          -------------------------------
                                                          SEPTEMBER 30,      DECEMBER 31,
                                                              2000               1999
                                                          -------------      ------------
                                                          (UNAUDITED)          (AUDITED)

                                      ASSETS
Current assets
      Cash and cash equivalents                           $  4,452,108       $  7,107,420
      Restricted cash                                        2,563,583                  0
      Short-term investments                                         0          5,273,037
      Accounts receivable, net                               4,410,383          2,309,392
      Inventories                                            1,652,738          1,504,952
      Prepaid expenses                                         177,071            530,833
                                                          ------------       ------------
        Total current assets                                13,255,883         16,725,634

Property
      Machinery and equipment                                2,045,447          1,560,013
      Office furniture and computer equipment                2,741,902          2,558,815
      Leasehold improvements                                   200,419            181,778
                                                          ------------       ------------
                                                             4,987,768          4,300,606
      Less accumulated amortization and depreciation        (3,239,994)        (2,831,090)
                                                          ------------       ------------
        Property, net                                        1,747,774          1,469,516

Other assets                                                    74,396             68,237
Goodwill, net                                                  398,620            423,025
                                                          ------------       ------------
                                                          $ 15,476,673       $ 18,686,412
                                                          ============       ============

                                  VITALCOM INC.
                          BALANCE SHEETS - (CONTINUED)

                                                                                  --------------------------------
                                                                                  SEPTEMBER 30,       DECEMBER 31,
                                                                                      2000                1999
                                                                                  -------------       ------------
                                                                                   (UNAUDITED)          (AUDITED)

                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                             $  1,387,514       $    508,322
      Accrued payroll and related costs                                               1,019,107            959,862
      Accrued warranty costs                                                            511,855            516,297
      Other accrued liabilities                                                         751,959            568,336
      Current portion of capital lease obligations                                        8,152             28,796
                                                                                   ------------       ------------
           Total current liabilities                                                  3,678,587          2,581,613

Stockholders' equity (deficit):
      Common stock, including paid-in capital, $0.0001 par value; 25,000,000 shares authorized, 8,401,536 shares issued and 8,037,986 outstanding at
      September 30, 2000; 8,281,112 shares issued and
      7,917,562 shares outstanding at December 31, 1999                              37,967,071         37,665,468
      Note receivable for common stock sales                                            (30,590)           (30,590)
      Paid in Capital, Stock Options                                                     33,760                  0
      Treasury stock, at cost                                                          (740,154)          (740,154)
      Accumulated deficit                                                           (25,432,001)       (20,789,925)
                                                                                   ------------       ------------
           Net stockholders' equity                                                  11,798,086         16,104,799
                                                                                   ------------       ------------
                                                                                   $ 15,476,673       $ 18,686,412
                                                                                   ============       ============

                                  VITALCOM INC.
                            STATEMENTS OF OPERATIONS

                                                      -------------------------------------------------------------------
                                                           THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                              SEPTEMBER 30,                        SEPTEMBER 30,
                                                         2000              1999               2000               1999
                                                      -----------       -----------       ------------       ------------
                                                               (UNAUDITED)                          (UNAUDITED)

Revenues                                              $ 5,337,853       $ 3,764,575       $ 12,529,942       $ 12,174,929

Cost of revenues                                        2,383,471         2,133,145          5,717,855          5,936,133
                                                      -----------       -----------       ------------       ------------

Gross profit                                            2,954,382         1,631,430          6,812,087          6,238,796

Operating expenses
  Sales and marketing                                   1,455,781         1,449,137          4,687,967          4,506,763
  Research and development                              1,725,570         1,335,532          5,524,634          3,742,498
  General and administration                              572,272           558,000          1,641,739          1,690,199
                                                      -----------       -----------       ------------       ------------
      Total operating expenses                          3,753,623         3,342,669         11,854,340          9,939,460

Operating loss                                           (799,241)       (1,711,239)        (5,042,253)        (3,700,664)

Other income, net                                         128,696           288,943            427,177            676,699
                                                      -----------       -----------       ------------       ------------

Loss before provision for income taxes                   (670,545)       (1,422,296)        (4,615,076)        (3,023,965)

Provision for income taxes                                  9,000             9,000             27,000             27,000
                                                      -----------       -----------       ------------       ------------

Net loss                                              $  (679,545)      $(1,431,296)      $ (4,642,076)      $ (3,050,965)
                                                      ===========       ===========       ============       ============

Net loss per basic and diluted common share           $     (0.08)      $     (0.18)      $      (0.58)      $      (0.37)
                                                      ===========       ===========       ============       ============

Weighted average basic and diluted common shares        8,037,366         8,115,767          8,001,401          8,169,576

                                  VITALCOM INC.
                            STATEMENTS OF CASH FLOWS

                                                                      ------------------------------
                                                                            NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                         2000               1999
                                                                      -----------       ------------
                                                                               (UNAUDITED)

Cash flows from operating activities:
      Net loss                                                        $(4,642,076)      $ (3,050,965)
      Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation and amortization                                       433,309            473,639
      Loss on disposal of property                                              0              5,299
      Changes in operating assets and liabilities:
           Accounts receivable                                         (2,100,991)         1,251,143
           Unbilled accounts receivable                                         0           (237,216)
           Inventories                                                   (147,786)            43,339
           Prepaid expenses and other assets                              347,603             18,264
           Long-term installments receivable                                    0           (927,124)
           Accounts payable                                               879,192            (84,025)
           Accrued payroll and related costs                               59,245            (54,073)
           Accrued warranty costs                                          (4,442)          (100,703)
           Income taxes payable                                           (70,357)           (59,814)
           Accrued liabilities                                            253,980            266,532
                                                                      -----------       ------------
                  Net cash used in operating activities                (4,992,323)        (2,455,704)

Cash flows from investing activities:
      Purchases of property                                              (687,162)          (304,084)
      Increase in long-term deferred revenue                                    0            871,652
      Proceeds from sale of short-term investments                      5,273,037          2,141,918
      Increase in other assets                                                  0           (350,658)
                                                                      -----------       ------------
           Net cash provided by  investing activities                   4,585,875          2,358,828

Cash flows from financing activities:
      Repayment of capital lease obligation and long-term debt            (20,644)           (20,357)
      Restricted cash for compensating balance on line of credit       (2,563,583)                 0
      Net proceeds from issuance of common stock                          335,363            128,132
      Repurchase of common stock                                                0           (740,154)
                                                                      -----------       ------------
           Net cash  used in financing activities                      (2,248,864)          (632,559)

Net decrease in cash and cash equivalents                              (2,655,312)          (729,435)

Cash and cash equivalents, beginning of period                          7,107,420         10,460,810

                                                                      -----------       ------------
Cash and cash equivalents, end of period                              $ 4,452,108       $  9,731,375
                                                                      ===========       ============

Supplemental disclosures of cash flow information:
  Interest paid                                                       $    13,175       $      3,324
                                                                      ===========       ============
  Income taxes paid                                                   $    13,080       $     19,610
                                                                      ===========       ============

                                  VITALCOM INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. BASIS OF PRESENTATION

The interim condensed financial statements included herein have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1999 and filed with the SEC. In the opinion of management, the condensed financial statements included herein reflect all normal, recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2000, and the results of its operations and its cash flows for the three-month and nine-month periods ended September 30, 2000 and 1999. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.


2. NET LOSS PER SHARE

Net loss per share is computed by dividing net loss by the weighted average number of common and common equivalent shares outstanding. For the three-month and nine-month periods ended September 30, 2000 and 1999, the diluted weighted average shares were equal to the basic weighted average shares due to the anti-dilutive effect the conversion of options would have given the Company's net loss for the period.


3. STOCK PLANS AND STOCKHOLDERS' EQUITY

Stock Option Plans - The following is a summary of stock option transactions under the 1993 Stock Option Plan (the "1993 Plan") and 1996 Stock Option Plan (the "1996 Plan") for the nine months ended September 30, 2000:

                                                                                    NUMBER OF
                                         NUMBER OF            PRICE PER              OPTIONS
                                          SHARES                SHARE              EXERCISABLE
                                         ---------          --------------         -----------
Balance, December 31, 1999               1,680,116          $0.60 to $6.00            601,094
  Granted                                  352,675          $1.63 to $2.47
  Exercised                                (71,784)         $1.88 to $4.00
  Canceled                                (238,251)         $1.50 to $6.00
                                         --------
Balance, September 30, 2000              1,722,756          $0.60 to $4.75            799,012
                                         =========

At September 30, 2000, 717,129 options were available for grant under the 1993 Plan and 1996 Plan.

There were no stock transactions under the 1996 Director Option Plan (the "Director Plan") for the nine months ended September 30, 2000. At September 30, 2000, 60,000 options were available for grant under the Director Plan and no options were exercisable.

The Company has reserved an aggregate of 450,000 shares of Common Stock for issuance under its 1996 Employee Stock Purchase Plan (the "ESPP"). The ESPP was adopted by the Board of Directors in January 1996 and approved by the Company's stockholders prior to the consummation of the Company's initial public offering in February 1996. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended, and permits eligible employees of the Company to purchase Common Stock through payroll deductions of up to 10% of their compensation provided that no employee may purchase more than $25,000 worth of stock in any calendar year. The ESPP was implemented by an offering period commencing on February 14, 1996 and ending on the last business day in the period ending October 31, 1996. Each subsequent offering period (an "Offering Period") commences on the day following the end of the prior Offering Period and has a duration of six months. The price of Common Stock purchased under the ESPP is 85% of the lower of the fair market value of the Common Stock on the first or last day of each offering period. The ESPP will expire in the year 2006. In the years ended December 31, 1997, 1998 and 1999 the Company issued 47,359, 52,703 and 74,334 shares of Common Stock, under the ESPP for $191,218, $145,264 and $88,240 respectively. During the nine months ended September 30, 2000, the Company issued 48,640 shares of Common Stock under the ESPP for $51,680, and as of September 30, 2000, $73,401 has been withheld from employee earnings for stock purchases under the ESPP.


4. SEGMENT REPORTING

Utilizing the management approach, the Company has broken down its business based upon sales through its two distribution channels. The Company does not allocate operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, segment information reported includes only net sales, cost of sales and gross profit.

Selected information regarding the Company's product sectors is as follows:


                                                        Enterprise-Wide
                                          OEM Products      Systems           Total
                                          ------------  ---------------    -----------

Three months ended September 30, 2000
     Revenues .......................      $1,517,238      $3,820,615      $ 5,337,853
     Cost of revenues ...............         806,786       1,576,685        2,383,471
                                           ----------      ----------      -----------
     Gross profit ...................      $  710,452      $2,243,930      $ 2,954,382
                                           ==========      ==========      ===========

Three months ended September 30, 1999
     Revenues .......................      $3,205,192      $  559,383      $ 3,764,575
     Cost of revenues ...............       1,615,487         517,658        2,133,145
                                           ----------      ----------      -----------
     Gross profit ...................      $1,589,705      $   41,725      $ 1,631,430
                                           ==========      ==========      ===========


                                                        Enterprise-Wide
                                          OEM Products      Systems           Total
                                          ------------  ---------------    -----------

Nine months ended September 30, 2000
     Revenues .......................      $6,205,215      $6,324,727      $12,529,942
     Cost of revenues ...............       3,105,806       2,612,049        5,717,855
                                           ----------      ----------      -----------
     Gross profit ...................      $3,099,409      $3,712,678      $ 6,812,087
                                           ==========      ==========      ===========

Nine months ended September 30, 1999
     Revenues .......................      $8,428,759      $3,746,170      $12,174,929
     Cost of revenues ...............       4,254,065       1,682,068        5,936,133
                                           ----------      ----------      -----------
     Gross profit ...................      $4,174,694      $2,064,102      $ 6,238,796
                                           ==========      ==========      ===========


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

In March 2000, the FASB issued Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions involving Stock Compensation." FIN 44 is an interpretation of Accounting Principal Board's Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Among other matters, FIN 44 clarifies the application of APB 25 regarding the definition of employee for purposes of applying APB 25, the criteria for determining whether a plan qualifies as non compensatory and the accounting consequences of modifications to the terms of a previously issued stock options or similar awards. The Company adopted the provisions of FIN 44 in the third quarter of 2000. The adoption of FIN 44 did not have a material impact on the Company's financial condition or results of operations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT MADE IN THIS FORM 10-Q ARE FORWARD-LOOKING. IN PARTICULAR, THE STATEMENTS HEREIN REGARDING INDUSTRY PROSPECTS AND FUTURE RESULTS OF OPERATIONS OR FINANCIAL POSITION ARE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS REFLECT THE COMPANY'S CURRENT EXPECTATIONS AND ARE INHERENTLY UNCERTAIN. ACTUAL RESULTS MAY VARY SUBSTANTIALLY FROM THESE FORWARD-LOOKING STATEMENTS. THE COMPANY DOES NOT UNDERTAKE AN OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, WHICH SPEAK ONLY AS OF THIS DATE, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED BELOW, AS WELL AS THOSE DISCUSSED IN THE COMPANY'S FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999.


GENERAL

VitalCom Inc. provides real-time, open and wireless patient information networks that acquire, interpret and distribute real-time patient monitoring information. The Company's direct sales channel sells Enterprise Monitoring for the e-Hospital - an infrastructure technology that integrates patient information from different manufacturers' monitoring and bedside devices into a single network, making patient information available in real-time via the internet, a wireless LAN, a system wide intranet and WAN. The Company's products are sold through a direct sales force to acute care hospitals and integrated healthcare delivery networks ("IHDNs") and on an Original Equipment Manufacturer ("OEM") basis to patient monitoring equipment manufacturers.

In July 2000, the Company announced a new patent pending suite of wireless products to be sold by the Company's direct sales force and through its OEM customers - "PatientNet Wireless Network(TM)". These new products utilize micro cellular technology and wireless LAN technology to obtain physiological data from patients in a highly secure and reliable data link and transport that data back to a central control center using standard Ethernet protocols and architecture.

Revenues from sales of Enterprise-Wide Systems and OEM products are recognized upon shipment. The sales cycle for Enterprise-Wide Systems has historically been from six to 18 months. The Company has also experienced seasonal variations in the sales of its Enterprise-Wide Systems, with sales in the first calendar quarter typically lower than the preceding fourth quarter's sales due to customer budget cycles. Furthermore, a large percentage of a particular quarter's shipments of Enterprise-Wide Systems have historically been recorded in the last weeks of the quarter. The Company also offers after sales support programs for new and existing customers. Revenue from sales of such programs is recognized in accordance with SOP 97-2, Software Revenue Recognition.

The Company's products are generally shipped as orders are received, and accordingly, the Company typically operates with limited backlog. As a result, sales in any quarter are dependent on orders recorded and shipped the current quarter.

RESULTS OF OPERATIONS - THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

TOTAL REVENUES. Total revenues consist of revenue from sales of Enterprise-Wide Systems and support, and OEM products, together with fees for installation and servicing of Enterprise-Wide Systems. Total revenues increased 42% to $5.3 million in the three months ended September 30, 2000 from $3.8 million for the three months ended September 30, 1999. Total revenues increased 3% to $12.5 million in the nine months ended September 30, 2000 from $12.2 million in the nine months ended September 30, 1999. The increase in Enterprise-Wide Systems revenues is due mainly to the shipment of our new suite of wireless network product PatientNet(TM), which the Company began shipping in the third quarter of this year. The decrease in OEM revenues for the first nine months, from $8.4 million in 1999 to $6.2 million in 2000, resulted from a shift in sales strategy by a large OEM customer following its sale to new investors that adversely impacted the Company's shipments to them. It is uncertain whether future purchases by the OEM customer of the Company's products will return to historical purchase levels by that OEM customer.

GROSS MARGINS. Cost of goods sold generally includes material, direct labor, overhead and for Enterprise Wide Systems, installation and training expenses. The Company's overall gross margin depends on its sales mix in any given period, as certain products generate a higher gross margin than others do. Cost of sales increased 12% to $2.4 million in the three months ended September 30, 2000 from $2.1 million in the three months ended September 30, 1999. Gross margin increased to 55.3% of revenues in the third quarter of 2000 compared to 43.3% of revenues for the third quarter of 1999. The increase in gross margin in the third quarter of 2000, compared to the third quarter of 1999 was due, in part, to an increase in absorption of factory overhead, and a greater percentage of Enterprise Wide Systems sold. These systems, which tend to have a higher content of software, generally generate a higher gross margin.

Revenues from Enterprise-Wide Systems increased in the third quarter of 2000 over the second quarter of 2000 by 31%. This had a positive impact on gross profit for the third quarter over the second quarter of 2000. Cost of goods sold decreased 4% to $5.7 million for the nine-month period ended September 30, 2000 from $5.9 million in the nine months ended September 30, 1999. In the same nine-month comparison, revenues increased 3%. Gross margin increased to 54.3% of revenues in the nine months ended September 30, 2000 compared to 51.2% for the nine months ended September 30, 1999. The increase in gross margin in the first nine months of 2000 as compared to the same period of 1999 was due primarily to greater sales of Enterprise-Wide Systems, particularly in the third quarter of 2000, resulting in an overall increase in the Company's gross margin for the period.

SALES AND MARKETING EXPENSES. Sales and marketing expenses include payroll, commissions and related costs attributable to Enterprise-Wide Systems and OEM revenues and marketing personnel, travel and entertainment expenses and other promotional expenses. Sales and marketing expenses were $1.5 million, or 27% of total revenues in the three months ended September 30, 2000, and were $1.5 million or 38% of total revenues for the three months ended September 30, 1999. The decrease in sales and marketing expenses as a percentage of revenues in the third quarter of 2000 as compared to the third quarter of 1999 was primarily due to a decrease in salary expense which was offset by an increase in sales commissions based on higher revenues for the third quarter of 2000.

Sales and marketing expenses were $4.7 million, or 37% of total revenues in the nine months ended September 30, 2000, as compared to $4.5 million or 37% of total revenues in the nine months ended September 30, 1999. The $181,204 increase in sales and marketing expenses in the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 was primarily due to an increase in commissions on increased Enterprise-Wide revenues through our direct sales force.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses include payroll and related costs attributable to research and development personnel, prototyping expenses, consulting and other costs. Research and development expenses were $1.7 million or 32% of total revenues in the three months ended September 30, 2000, as compared to $1.3 million or 35% of total revenues in the three months ended September 30, 1999. The $390,038 increase in the third quarter of 2000 as compared to the third quarter of 1999 was primarily due to higher third party contractor expenses. The Company has been increasing its use of third party contractors for research and development, because the use of outside contractors gives the Company the ability to scale back its expenses as needed. The Company continued its use of third party contractors in the quarter ended September 30, 2000 due to the Company's development of its new software, wireless and Internet-related technology products such as PatientNet(TM), PatientBrowser(TM), and MobilePatientViewer(TM). Management expects that these outside contractor costs will be reduced as the Company completes its current new product launch.

Research and development expenses were $5.5 million, or 44% of total revenues in the nine months ended September 30, 2000, as compared to $3.7 million or 31% of total revenue in the nine months ended September 30, 1999. The $1.8 million increase in research and development expenses in the first nine months of 2000 as compared to the first six months of 1999 was due primarily to increased expenditures in connection with new product development and higher third party contractor costs.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expense includes accounting, finance, information systems, human resources, general administration, executive officers and professional fee expenses. General and administrative expenses were $572,272 or 11% of total revenues in the three months ended September 30, 2000, as compared to $558,000 or 15.0% of total revenue in the three months ended September 30, 1999. The $14,272 increase in general and administrative expenses in the third quarter of 2000 as compared to the third quarter of 1999 was primarily attributable to an increase in various professional fees.

General and administrative expenses were $1.6 million, or 13% of total revenues in the nine months ended September 30, 2000, as compared to $1.7 million or 14% of total revenues in the nine months ended September 30, 1999. The decrease was primarily a result of a decrease in salaries due to a reduction in personnel.

OTHER INCOME, NET. Other income, net, consists primarily of interest income earned on proceeds from the Company's initial public offering, net of payments made in respect of outstanding indebtedness. Other income, net, decreased to $128,696 in the three months ended September 30, 2000, as compared to $288,943 in the three months ended September 30, 1999. The decrease resulted from a decrease in the Company's short-term investments, which were sold to fund the Company's cash needs.

Other income, net, was $427,177 in the nine months ended September 30, 2000, as compared to $676,699 in the nine months ended September 30, 1999. The reduction in other income resulted from a decrease in the Company's short-term investments.

PROVISION FOR INCOME TAXES: The Company recorded a minimum state tax provision of $9,000 for both of the three month periods ended September 30, 2000 and 1999. For both of the nine-month periods ended September 30, 2000 and 1999, the Company recorded a minimum state tax provision of $27,000.


LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations (including capital expenditures) through net proceeds from the Company's February 1996 initial public offering, cash flow from operations, cash and cash equivalent balances, a bank line of credit and long-term debt. During the year ended December 31, 1996, the Company issued 2,300,000 shares of common stock in its initial public offering, raising $25.6 million, net of expenses. At September 30, 2000, the Company had $7 million in cash, cash equivalents, restricted cash, and short-term investments, as compared to $12.4 million at December 31, 1999.

At September 30, 2000, the Company's principal sources of liquidity consisted of $7 million of cash, cash equivalents, and restricted cash and $5.0 million of available credit facilities. In March 2000, the Company renewed a secured lending arrangement (the "Agreement") with Silicon Valley Bank, providing for up to $5.0 million in total borrowings bearing interest at the bank's prime rate plus .50%. As a compensating balance, the Company covenanted to maintain at least $2,500,000 in a money market mutual fund designated by the bank. The bank does not have a security interest in any of the Company's assets until the Company borrows under the line of credit. The Agreement expires in March 2001. At

September 30, 2000, there were no borrowings outstanding under the Agreement and the Company was in compliance with all covenants. The financial covenants require that the Company maintain minimum liquidity levels and total liabilities to tangible net worth ratios, as well as specified annual and quarterly net loss (after taxes) amounts. The Company has no outstanding borrowings with the bank under the Agreement, and is in compliance with all covenants.

In the first nine months of 2000, the Company used cash in operating activities of $4,992,323 primarily resulting from a $4,642,076 net loss. Accounts receivable increased $2,100,991 during the same period primarily as a result of a 30% increase in revenue for the third quarter 2000 over the fourth quarter of 1999.

During the first nine months of 2000, the Company generated a net of $4,585,875 in cash from investing activities. The net amount resulted from $5,273,037 provided by the sale of short-term investments, as offset by $697,201 used for the purchase of capital equipment and other assets, the majority of which such assets were purchased for use in production of the Company's new suite of wireless network products.

The Company used a net of $2,248,864 in financing activities in the first nine months of 2000. The net amount resulted from $2,563,583 in restricted cash, used for a compensating balance, which the Company covenanted with Silicon Valley Bank to maintain for its revolving line of credit, and interest thereon, as offset by $335,363 in net proceeds from (i) the issuance of the Company's Common Stock for the matching contribution to its 401(k) plan, and (ii) Common Stock purchased through its ESPP plan.

In the first nine months of 1999, the Company used cash in operating activities of $2,455,704 primarily resulting from a $3,050,965 net loss. Cash provided by investing activities was $2,358,828 of which $2,141,918 was generated by the sales of short-term investments.

The Company used a net of $632,559 in cash in financing activities in the first nine months of 1999, which net amount resulted from the use of $740,154 for the repurchase the Company's Common Stock, as partially offset by $128,132 in net proceeds from (i) the issuance of the Company's Common Stock for the matching contribution to its 401(k) plan, and (ii) Common Stock purchased through its ESPP plan.

The Company's principal commitment at September 30, 2000 consisted of a lease on its office and manufacturing facility. During the remaining three months of this year the Company expects to spend approximately $150,000 for capital expenditures.

The Company believes that existing cash resources, cash flows from operations, if any, and line of credit facilities will be sufficient to fund the Company's operations for at least the next twelve months.


FACTORS AFFECTING FUTURE OPERATING RESULTS

The following factors should be carefully reviewed in addition to the other information contained in this quarterly report on Form 10-Q:

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

As a result, the Company may have a need for additional funding, the amount of which will be determined by the progress and cost of the development and commercialization of its products and other activities. The Company believes that its existing capital resources will be sufficient to satisfy its current and projected funding requirements for at least the next twelve months. However, if the Company experiences unanticipated cash requirements during the interim period, the Company could require additional funds sooner.

The Company's OEM product sales, which represented approximately 53.7%, 57.9%, 69.2% and 49.5% of the Company's total net revenues in 1997, 1998, 1999 and the first nine months of 2000, respectively, have historically been to a small number of OEM customers. In 1997, Quinton Instrument Company ("Quinton") and Datascope Corporation ("Datascope") accounted for approximately 12.2% and 25.0%, respectively, of the Company's total revenues and in 1998 Quinton and Datascope accounted for approximately 19.7% and 22.6%, respectively, of the Company's total revenues. In 1999, Quinton and Datascope accounted for approximately 24.0% and 34.0%, respectively. In the first nine months of 2000, Quinton and Datascope accounted for approximately 11.7% and 25.7%, respectively. The loss of or a reduction in sales to any such OEM customer would have a material adverse effect on the Company's business, operating results and financial condition.

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

The Company faces numerous other risks in the operation of its business, including, but not limited to, protecting its proprietary technology and trade secrets and not infringing on those of others; attaining a competitive advantage; entering into agreements with others to source, manufacture, market and sell its products; attracting and retaining key personnel in research and development, manufacturing, marketing, sales and other operational areas; managing growth, if any; and avoiding potential claims by others in such areas as product liability and environmental matters.

The above factors are not intended to be inclusive. A more comprehensive list of factors which could affect the Company's future operating results can be found in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, in "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Risk Factors." Failure to satisfactorily achieve any of the Company's objectives or avoid any of the above or other risks may have a material adverse effect on the Company's business and results of operations.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's financial instruments include cash and cash equivalents, trade accounts receivable, accounts payable and accrued liabilities. At September 30, 2000, the carrying values of the Company's financial instruments approximated their fair values based on current market prices and rates. It is the Company's policy not to enter into derivative financial instruments. The Company does not currently have any significant foreign currency exposure since it does not transact business in foreign currencies. As a result, the Company does not have significant overall currency exposure at September 30, 2000.

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

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 8, 2000.


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

  27.1         Financial Data Schedule.