Form 10-K405
period 2000-12-31
VITALCOM INC
filed 2001-04-02
CIK 1006026

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or any amendment to this Form 10-K. [X]

The aggregate market value of the stock held by non-affiliates of the Registrant, based upon the closing sale price of the common stock on March 16, 2001 as reported on the Nasdaq Small Cap Market, was approximately $4,196,895. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 16, 2001, there were 8,266,419 shares outstanding of the issuer's common stock.

================================================================================

                                  VITALCOM INC.

                                TABLE OF CONTENTS

                                     PART I


                                                                                                       Page
                                                                                                       ----
Item 1.  Business                                                                                        3
Item 2.  Properties                                                                                     11
Item 3.  Legal Proceedings                                                                              11
Item 4.  Submission of Matters to a Vote of Security Holders                                            11


                                 PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters                      12
Item 6.  Selected Financial Data                                                                        13
Item 7.  Management's Discussion and Analysis of Results of Operations and Financial Condition          14
Item 7A. Quantitative and Qualitative Disclosures about Market Risk                                     20
Item 8.  Financial Statements and Supplementary Data                                                    20
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure           20


                                PART III

Item 10. Directors and Executive Officers of the Registrant                                             34
Item 11. Executive Compensation                                                                         36
Item 12. Security Ownership of Certain Beneficial Owners and Management                                 38
Item 13. Certain Relationships and Related Transactions                                                 39


                                 PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K                               40
         Signatures                                                                                     42

                                     PART I

THIS REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS MADE WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS INCLUDE, AMONG OTHERS, STATEMENTS USING TERMINOLOGY SUCH AS "MAY", "WILL", "EXPECTS", "PLANS", "ESTIMATES" OR "ANTICIPATES" OR THE NEGATIVE THEREOF OR OTHER TERMINOLOGY REGARDING BELIEFS, PLANS, EXPECTATIONS, OR INTENTIONS REGARDING THE FUTURE. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, AND IT IS IMPORTANT TO BE AWARE THAT THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE IN SUCH FORWARD-LOOKING STATEMENTS. AMONG THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY ARE THE FACTORS CONTAINED UNDER ITEM 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" BELOW. ALL FORWARD-LOOKING STATEMENTS AND RISK FACTORS CONTAINED IN THIS REPORT ON FORM 10-K ARE MADE AS OF THE DATE OF THIS REPORT, BASED ON INFORMATION THAT IS AVAILABLE TO US AS OF THE DATE OF THIS REPORT, AND WE ASSUME NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENT OR RISK FACTOR. YOU SHOULD ALSO CAREFULLY REVIEW THE RISK FACTORS AND OTHER INFORMATION SET FORTH IN OTHER DOCUMENTS AND REPORTS THAT WE FILE FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION.


ITEM 1.    BUSINESS

GENERAL

Our solutions provide information that help large healthcare organizations improve care quality and more efficiently manage the care process, helping to reduce care-related expenditures. Our solutions include an advanced technical infrastructure based upon three fundamentals: (1) collection of time critical patient information through an open, wireless network; (2) data analysis using sophisticated software to reduce false alarms, provide a common look/feel and patient history analysis; and (3) real-time data distribution using LAN, WAN, wireless, and Internet based technologies. In addition to creating the technical infrastructure, we use information gathered from a clinical assessment process to recommend care process changes that optimize the value of the technology and help to standardize monitoring quality across the health system, and improve the flow of critical patient information to care providers. The result is faster access to information critical to making informed care decisions, and an improved ability to manage patient flow problems including bottlenecks and transfers, which can lead to improved care satisfaction, and reduced costs.

Our solution called PatientNet(TM), collects patient monitoring or life support data from our proprietary ECG monitors and other manufacturers' bedside devices, sending the data over a RF network to a mission control-style central surveillance room. Trained technicians manning the mission control central surveillance room evaluate information acquired from ambulatory and point-of-care monitors for 48 to 56 patients each. In case of a patient emergency or other significant event, technicians use an integrated paging system to immediately contact the appropriate caregiver. Because the networks continuously distribute real-time patient information to patient viewers located throughout the healthcare enterprise, caregivers have immediate access to a patient's status. We believe that our PatientNet system enables hospitals to shorten patient stays in costly intensive care units, increase medical staff productivity, reduce costly patient transfers and improve facility utilization. Since its introduction in 1991, our Enterprise-wide Monitoring Systems have been installed in more than 100 acute care facilities, with the largest network providing central surveillance of up to 300 patients located in multiple buildings. Our direct sales force sells the PatientNet system to large acute care hospitals and integrated health delivery networks ("IHDNs").

Our original equipment manufacturer ("OEM") channel sells central monitoring systems as well as individual components for use in equipment manufacturers' and/or integrators' monitoring products. OEM products that we offer acquire data from our ambulatory ECG monitor and from the OEM customer's bedside monitoring devices or life support equipment. The central monitoring system and display software for each OEM customer is developed specifically to meet the specifications of a client.

PENDING ACQUISITION OF VITALCOM BY DATA CRITICAL CORPORATION

On March 12, 2001, we entered into a definitive agreement to merge with a wholly owned subsidiary of Data Critical Corporation, a leading provider of wireless patient monitoring systems. Under the merger agreement, VitalCom will become a wholly owned subsidiary of Data Critical, and our shareholders will receive 0.62 shares of Data Critical common stock for each share of VitalCom common stock held. This exchange ratio is fixed, and will not be adjusted to reflect any increase or decrease in the market value of our common stock, or any increase or decrease in the market value of Data Critical's common stock, that may occur between the date on which the merger agreement was signed and the effective date of the merger. Consummation of the merger is conditioned on approval by the respective stockholders of both companies, as well as certain other events. However, certain of our stockholders, who hold an aggregate of approximately 61% of our outstanding common stock, have entered into voting agreements with Data Critical. Under these voting agreements they have agreed to vote in favor of the proposed merger. These stockholders have also granted Data Critical irrevocable proxies to vote their shares in favor of the merger.

We believe the proposed merger, if completed, will integrate the technologies of two hospital wireless market leaders and will result in a broader alarm notification and networking portfolio of products for the combined companies and their partners and customers. The proposed merger involves certain significant risks. (See "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Risk Factors" below)

INDUSTRY BACKGROUND

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

Historically, specific technological solutions have included patient bedside monitors and life support equipment to assist in caring for acutely ill patients. In high-acuity departments such as intensive care units ("ICUs"), coronary care units ("CCUs") or "step-down" units, this equipment is typically hard-wired to a central monitoring station. This departmental approach can be very costly to establish and maintain, and creates a reliance on a single vendor's monitoring hardware. In addition, dedicating equipment to individual departments necessitates that patients be transferred in and out of the monitored beds that are available, creating additional transfer costs and disrupting the continuity of patient care. Lastly, the departmental approach completely bypasses the opportunity for enterprise-wide resource sharing and consolidation.

Outside of these specialty departments, remote bedside equipment is used to monitor and support patients. In this setting, a patient's physiological information is only available at the patient bedside, rather than where that information can be readily available to caregivers. Additionally, caregivers in these areas are subject to high patient/caregiver ratios, have limited time to observe patient monitors and are often required to respond to false alarms that result in the unproductive and costly use of the medical staff's time. We believe that these existing patient monitoring solutions do not sufficiently address the needs of hospitals to manage their increasing patient acuity in a cost-effective manner.

THE VITALCOM SOLUTION

Our PatientNet system enables large acute care hospitals and IHDNs to respond to cost control pressures in the healthcare industry by reengineering labor-intensive care delivery processes to reduce costs and to raise care quality levels with enterprise-wide monitoring care standards. Principal benefits of the our solution include:

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

        - standardizing quality across the health system by having all patients monitored 24 x 7 by trained technicians in the mission control-style monitoring room.

        - distributing patient physiological information to patient viewing stations throughout the facility for convenient and immediate access by caregivers.

        - reducing costly patient transfers and improving overall facility utilization by allowing flexible bed configurations using wireless technology.

        - improving asset utilization with our wireless OpenNet application interfacing to third party products through programmable interfaces. Our OpenNet application includes interfaces with monitoring devices from Agilent ("Agilent" formerly Hewlett Packard, Inc.), Protocol Systems, Inc., ("Protocol") Datascope Corporation ("Datascope") and Critikon Inc. ("Critikon") and life support equipment from the Nellcor Puritan Bennett division of Mallincrodt Inc. ("Mallincrodt").

        - facilitating the implementation of telemedicine with our SiteLink(TM) application which allows a tertiary hospital to link its PatientNet system to remote facilities located even hundreds of miles away.

PRODUCTS

Enterprise-wide Monitoring Solutions Our PatientNet system provides the basic infrastructure for current and future product offerings. In 1991, we introduced our computer network for ECG data providing acquisition, interpretation and distribution of patient ECG information. The OpenNet application introduced in the first half of 1996 expanded our network capability to multi-parameter applications by wirelessly collecting patient information from other manufacturers' patient monitoring and life support equipment. In November 1997, we introduced our SiteLink application, which allows a tertiary hospital to link its PatientNet system to one at a remote facility via fractional T-1 lines or other common wide area network infrastructures. In July 2000, we announced a new patent pending suite of products--the "PatientNet Wireless Network(TM)", to be sold by our direct sales force and through our OEM channels. These new products utilize elements of micro-cellular telephone technology and wireless LAN technology to obtain physiological data from patients in a highly secure and reliable data link and transport that data back to a central control center using standard Ethernet protocols and architecture. In addition, the wireless network transmits in the 608-614 WMTS (Wireless Medical Telemetry Service) protected medical band, which the FCC in 2000 dedicated for exclusive use by medical telemetry and radio astronomy.

Our PatientNet system utilizes the following key components: RF technology; personal computer-based central station and proprietary display software; proprietary clinical analysis software and a proprietary network including real-time remote display and paging. Our RF technology collects patient physiological data from our proprietary ECG ambulatory transmitters and other manufacturers' multi-parameter bedside monitoring equipment and other manufacturers' life support equipment and transmits that data in real-time to the mission control-style monitoring room for interpretation and distribution. A central surveillance station consists of multiple, networked personal computers and color monitors. The central surveillance station is capable of simultaneously displaying up to several hundred patients' physiological data. One trained technician is capable of monitoring up to six or seven personal computers, each of which receives, interprets and displays real-time physiological patient data, alarm settings and equipment status for up to eight patients using our proprietary software. In the event that our proprietary software detects a medically significant event, it responds with an audio or visual alarm and prompts the technician to issue a pager call to the responsible caregiver. Our proprietary software also stores up to 24 hours of real-time physiological patient information for subsequent review.

ECG Applications. Our PatientNet system interprets and distributes patient information acquired from an ambulatory digital telemetry transmitter, approximately the size of a television remote control, that collects the information through sensors attached to the patient's chest. Our proprietary analysis software displays patient ECG information, including heart rate and waveform, alarm settings and equipment status for interpretation by a trained technician. In addition, our proprietary clinical analysis software includes algorithms to analyze patient cardiac arrhythmia, such as asystole and ventricular fibrillation. The most recent version of our analysis software received clearance from the Food and Drug Administration ("FDA") in January 1995.

Multi-Parameter OpenNet Applications. Our OpenNet application uses programmable interfaces and wireless technology to acquire, interpret and distribute multi-parameter physiological patient information, such as blood/oxygen saturation, respiration, temperature, end-tidal CO2 and blood pressure from patient monitoring and life support equipment of other vendors. The software and wireless component of the OpenNet technology have been available since March 1996. Our OpenNet application includes interfaces with bedside monitoring devices from Agilent (Hewlett Packard), GE Marquette Medical Systems, Inc., Protocol, Datascope and Critikon. In November 1997 we received FDA approval for additional OpenNet connections to other bedside monitors and to ventilators. The ventilator feature allows clinicians to receive, display, interpret, distribute and archive respiratory data of ventilated patients, with the first interface to Mallincrodt's Series 7200 Ventilator.

SiteLink(TM) Application. Our SiteLink application allows a tertiary hospital to link its PatientNet system to a remote facility, even hundreds of miles away, in real-time, using standard wide-area networking technology. Monitoring technicians at the tertiary facility provide 24-hour surveillance for their own site in addition to surveillance at the remote site. The tertiary facility pages caregivers if a patient at the remote facility is in distress and then can also provide clinical consultations (telemedicine) to caregivers at the remote site. Physicians can receive access to their patients from either location. We received FDA clearance in November 1997 for our SiteLink application, which currently is installed and running in five different locations.

NetServer Interconnectivity Application. In 1998 we placed into market acceptance testing our first connection to the clinical patient record database of a healthcare information system. A healthcare information system is comprised of centralized and departmental systems for financial, practice, resource, enterprise and clinical management that includes a repository for patient history. Our PatientNet system obtains admit and discharge information, such as name and patient identification number, from the healthcare information system and also transfers clinical patient information in numeric form from our own ECG transmitters and other manufacturers' monitoring and ventilator equipment to the healthcare information system.

PatientBrowser Application. In March 2000, we introduced PatientBrowser(TM), which allows physicians and caregivers to access waveforms and retrospective physiological information for one patient at a time from virtually any location. The patient information accessible via this web-based application is password protected, encrypted and/or binary encoded to ensure confidentiality of patient information and enables caregivers to view current and retrospective patient information via a dial up connection to the Internet, or directly via the hospital's Intranet.

The PatientNet Wireless Network. In July 2000 we announced a new patent pending suite of products--the "PatientNet Wireless Network(TM)". These new products utilize elements of micro-cellular telephone technology and wireless LAN technology to obtain physiological data from patients in a highly secure and reliable data link and transport that data back to a central control center using standard Ethernet protocols and architecture. The wireless suite of products transmit in the 608-614 WMTS protected medical band and include these components:

The DT-4500 Ambulatory ECG and Instrument transceiver: The DT-4500 is a small, waterproof, lightweight, self-contained dual function ambulatory ECG and medical device interface transceiver worn by the patient. It is capable of bi-directional data communication. This provides the capability to remotely control the DT-4500 (and other interfaced devices which support remote control) from the central station, interactive remote viewing terminals (IRVS) and other VitalCom wireless hand held PDA's (Personal Data Assistants). The DT-4500 provides true multi-parameter capabilities, including ambulatory ECG data and other medical device data in real time directly to the central station where it is analyzed for arrhythmia, stored for full disclosure and distributed in real-time throughout the enterprise to wherever it is needed.

The DT-7000 Multiport Instrument Transceiver: The DT-7000 is a small, lightweight instrument transceiver, which wirelessly communicates patient information from a variety of medical devices to the central station. The DT-7000 is capable of bi-directional data communication, providing the capability to remotely control third party medical devices (which support remote control) from the central station, interactive remote viewing terminals (IRVS) and other wireless hand held PC's.

The WMTS Low Profile Access Point Antenna and DR-10000 Access Point: The Low Profile Access Point is an omni-directional antenna is used in conjunction with our DR-10000 Access Point to form the PatientNet Real-Time Wireless Local Area Network infrastructure. Antennas can be scaled from small patient care wards to enterprise-wide coverage. Each access point continuously monitors the incoming signal from the antenna for signal drop out or fade, and automatically adjusts either power output of the DT-4500 Ambulatory or DT-7000 Instrument Transceiver and/or switches to an antenna that offers a stronger and more stable signal. The WMTS Low Profile Access Point Antenna, together with the DR-10000 Access Point, support signal roaming similar to micro-cellular phone technology, thus allowing a seamless movement of the patient throughout the hospital while maintaining good signal presentation.


OEM Products

Our OEM products are sold on a private-label basis to equipment manufacturers and integrators, many of which manufacture patient monitoring or medical devices and have multi-year working relationships with us. Our OEM products are typically used in the emergency room, post-surgical, cardiac rehabilitation and other discrete care units within a hospital. These departmental products are custom programmed to provide specialized analysis or display formats required by a particular department specialty and to allow equipment manufacturers and integrators to deliver a product that satisfies the patient monitoring and reporting requirements of their customers. The OEM products use many of the same components that are used in our Enterprise-wide Monitoring Systems, allowing for economies of scale in development, manufacturing and inventory management. When our OEM customers offer networks, they are typically smaller in size than the Enterprise-wide Monitoring System networks sold by our direct sales force.

Our OEM products include central workstations, proprietary analysis software, RF products and network solutions, but currently do not include the ability to accept multi parameter information from other vendors' systems. During 1998, we expanded our product offering to one OEM customer to include the hardware and software capable of real-time distribution on an enterprise-wide basis. This OEM can sell the redistribution capability in the small (under 200 beds) hospital market. We believe that our work with OEM customers helps us better understand the clinical procedures and technical protocols used to create the OpenNet connections with our OEM customers and other vendors.

CUSTOMERS

We sell our PatientNet system to large acute care hospitals and IHDNs throughout the United States through our direct sales force. We estimate that our potential customer base includes more than 5,200 acute care hospitals and IHDNs in the United States. As of December 31, 2000, we had direct sale installations of our Enterprise-wide Monitoring Systems in more than 100 such hospitals and IHDNs. In addition, we sell our OEM products to leading patient monitoring device companies. In 1999, Quinton and Datascope accounted for approximately 24.0 % and 34.0%, respectively, of our total revenues and in 2000 Quinton and Datascope accounted for approximately 13.9% and 27.7%, respectively, of our total revenues. The loss of or a significant reduction in sales to either of these customers could have a material adverse effect on our business, operating results and financial condition.


SALES AND MARKETING

Our sales force is organized by region and targets key hospitals and IHDNs within each region. The sales cycle for Enterprise-wide Monitoring Systems has typically been nine to eighteen months from initial contact to receipt of a purchase order and generally involves multiple sales calls on hospital purchasing, information technology, administrative and clinical personnel, product demonstrations at select reference sites and on-site evaluations. We market our PatientNet system through direct sales calls, product demonstrations at select reference sites, on-site product evaluations, participation in trade shows and advertising in trade publications.

Due to the long sales cycle and the fixed costs related to direct sales expenses, a failure of such direct sales efforts to create an offsetting increase in revenues and earnings would have a material adverse effect on our business, operating results and financial condition. In addition, during our long sales cycle for Enterprise-wide Monitoring Systems, we may expend substantial time, effort and funds preparing a contract proposal or negotiating a purchase order without any guarantee that we will complete the transaction. Significant or ongoing failure to reach definitive agreements with direct sales customers, which we have experienced in the past, would have a material adverse effect on our business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General".

We sell our OEM products to leading patient monitoring device companies, many of whom have had long-term working relationships with us. Our OEM sales team has significant experience in the healthcare industry. We market our OEM products to our customers through expansion of existing product offerings, sales calls and participation in trade shows.

CUSTOMER SUPPORT

We provide a wide range of support services to purchasers of our PatientNet system. Our support program includes pre-installation assistance in network design and planning; a training and maintenance program for clinical and other hospital staff prior to installation and follow-up on-site training after installation; 24-hour telephone technical support and a consignment program during the product warranty period for systems of 24 channels or more providing for the consignment of one central station, including one spare transmitter per eight beds. We provide a one or three-year warranty on the equipment and software components of our PatientNet system. We will repair or replace at no charge any device or software which we find to be defective during the warranty period. We offer post warranty support programs for an annual fee including extended hardware warranty, software maintenance and hardware and software maintenance and upgrade programs.

TECHNOLOGY

We believe that we have developed expertise in the following core technologies:
R.F. communication products, real-time application software, clinical software algorithms and networking software. We benefit from the expertise of our research and development staff and our investment in these core technologies. These core technologies allow our networks to acquire, interpret and distribute physiological patient information throughout the facility in real-time.

Radio Frequency Communication Products. Our proprietary radio frequency communication products transmit real-time physiological information from the patient to the central surveillance station. These communication products operate in four radio bands: VHF (174MHz to 216 MHz, shared with TV channels 7-13); UHF (450 MHz to 470 MHz shared with land mobile users); the 900 MHz radio band (902 MHz to 928 MHz licensed for spread spectrum operations); and WMTS (608-614 MHz band dedicated to medical telemetry use). We have developed over-sampling, interleaving and digital packet algorithms providing a deterministic method for reliable radio frequency transmissions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors".

Real-time Application Software. We have a substantial investment in real-time application software. This includes modules for displaying physiological patient information such as real-time patient waveforms, the continuous storage of patient information, trending of physiological parameters, event storage and reporting, a pager interface and alarm handling. This software enables the display of physiological data at the central station as well as on standard desktop computer resources connected to a hospital's Intranet or connected to a web server via Internet.

Clinical Software Algorithms. We have invested substantial energy in developing clinical analysis software to evaluate ECG information received from our transmitters and other patient monitors to report clinically significant events. The heart beat detector uses three types of sophisticated analysis techniques to differentiate the patient's heartbeat from various sources of noise. These include linear digital filtering, nonlinear transforms and decision rule algorithms. These algorithms detect and classify each heartbeat for every patient on the system and detect cardiac arrhythmia events such as asystole or ventricular fibrillation. Our clinical software has received all required FDA approvals.

Real-time Networking Software. We have invested in developing proprietary network algorithms that enable simultaneous viewing of real-time physiological patient information on multiple remote viewing stations. These algorithms provide a deterministic method of handling network data collisions as well as providing the minimal latency required for real-time physiological patient information. Our implementation allows for the use of industry standard network interface controllers, hubs and routers.

PRODUCT DEVELOPMENT

Our research and development strategy is to focus on expanding the capabilities of existing products and developing new products. We introduced our first OpenNet applications in 1996, permitting information from other manufacturers' multi-parameter patient monitoring to be displayed and distributed on our Enterprise-wide Monitoring System. Interfaces with bedside monitoring devices from Protocol, Datascope and Critikon were introduced in 1996. In November 1997 we received FDA clearance for additional OpenNet connectors to bedside monitors not covered in a previous FDA clearance and connections to ventilators. The ventilator connection allows clinicians to receive, display, interpret, distribute and archive respiratory data of ventilated patients. The first ventilator interface is to Mallincrodt's Series 7200 Ventilator. We received FDA clearance in November 1997 for a product application, SiteLink(TM), which enables our Enterprise-wide Monitoring Systems at a tertiary hospital to be linked to remote facilities, even hundreds of miles away, in real-time, via a dedicated T-1 phone line. Monitoring technicians at the tertiary hospital provide 24-hour surveillance to the remote site, paging caregivers if a patient at the remote facility is in distress. During 1998, we placed into market acceptance testing our first connection between Enterprise-wide Monitoring System and a hospital's clinical patient record software. We introduced our new RF communications product in 2000, which is a microcellular spread-spectrum system. This system enables us to provide a product that is scaleable and can provide wireless monitoring throughout an entire enterprise. The system operates in the 608-614 MHz protected spectrum. Additionally, we have introduced data access products that allow users to view patient physiological data in near real-time via Internet, or Intranet.

We continually evaluate trends in the healthcare industry and, based on our perceptions of market requirements, may outsource development of selected products or technologies or may accelerate development of certain products while deferring or canceling development of others. The completion of the development of new or enhanced products involves significant expenditures without knowing whether such products will achieve the intended benefits of cost reductions and productivity gains or whether such products will receive market acceptance.

For the years ended December 31, 2000, 1999 and 1998, total research and development expenditures were approximately $7.2 million, $5.7 million and $4.7 million, respectively, and represented 42.0%, 35.2% and 22.5% of revenues, respectively. We expect to continue to allocate significant resources to these efforts. There can be no assurance, however, that such research and development efforts will be successful. Any failure of our OpenNet technology or other products under development, including other Health Care Information System "HCIS" connectivity products, to achieve their intended benefits or market acceptance would have a material adverse effect on our business, operating results and financial condition.


BACKLOG

Our backlog as of December 31, 2000, 1999 and 1998 was $2.9 million, $3.4 million and $1.1 million, respectively. Backlog consists of purchase orders for products and services deliverable within twelve months and represents orders from both hospitals and OEM customers. Purchase orders from our OEM customers are generally cancelable at any time without penalty. Our backlog is not large enough to assure that our revenue targets for a particular quarter will be met. Therefore, we do not consider backlog to be a significant indication of future performance, and sales in any quarter are dependent on orders booked and shipped during that quarter and are not predictable with any degree of certainty.

MANUFACTURING

Our manufacturing operations consist primarily of final assembly and test and quality control of materials, components, subassemblies and systems. We rely on subcontractors for printed circuit board and component assembly. We obtained and maintain ISO 9001/EN 29001 certification and are required to operate under the Quality System Regulation (previously called the Good Manufacturing Practices) of the FDA. Some of our products utilize components available in the short term from only a single or limited number of sources. Certain of these components, such as some devices manufactured by Intel, Burr-Brown Corporation, Motorola Semiconductor Products, Inc. and Maxim Integrated Products, Inc., have been available only on an allocation basis in the past and could be in scarce supply again in the future. In addition, from time to time, certain components, subassemblies and systems used by us are discontinued by manufacturers, requiring us to replace the component, subassembly or system with an equivalent product, or if no such equivalent can be identified to modify and re-validate the product design. While such allocation restrictions and discontinuances have not had a significant adverse effect on us to date, any inability to obtain such components on a timely basis or at commercially reasonable prices or to redesign the product in a timely manner could have a material adverse effect on our business, operating results and financial condition until alternative sources could be developed or design and manufacturing changes could be completed. We do not have long-term supply agreements with our component suppliers or subcontractors. Our manufacturing facility is located at our headquarters in Tustin, California.

INTELLECTUAL PROPERTY

We rely on a combination of patent, copyright, trade secret and trademark laws, confidentiality procedures and contractual provisions to protect our proprietary rights. We seek to protect our software, circuitry documentation and other written materials under trade secret and copyright laws, which afford only limited protection. We have several patents on certain aspects of the transmitter technology used in our products. We cannot assure that any of our proprietary products or technologies can be patented, that any issued patent will provide us with any competitive advantages or will not be challenged by third parties, or that the patents of others will not have an adverse effect on our ability to do business. Despite our efforts to protect our proprietary rights, unauthorized parties might attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Restricting unauthorized use of our products is difficult, and although we are unable to determine the extent to which unauthorized copying of our software products exists, such copying could be a potential problem. We believe, however, that we lead our competitors in certain technological developments, and that this lead affords us some protection due in part to regulatory requirements related to technological advances. Nevertheless, we cannot assure that our protective measures for proprietary rights will be adequate or that our competitors will not independently develop similar or superior technology, duplicate our products or otherwise circumvent our intellectual property rights.

COMPETITION

Our Enterprise-wide Monitoring Systems compete with systems offered by a number of competitors, including Seimans Medical (formerly Agilent, formerly part of the Hewlett-Packard Company), SpaceLabs, Inc., GE Marquette Medical Systems, Inc. and Protocol, substantially all of which have significantly greater financial, technical, research and development and marketing resources than those available to us. In addition, many of these competitors have long-standing relationships with acute care hospitals and IHDNs. Furthermore, consolidation in the healthcare industry and the emergence of IHDNs has resulted in larger healthcare providers that consolidate their purchasing with a small number of preferred vendors with whom they have had long-standing relationships. There can be no assurance that we will be able to sell to such hospitals or IHDNs or that we will be able to compete successfully with such vendors, and any inability to do so would have a material adverse effect on our business, operating results and financial condition.

Our OpenNet connections may face competition in the future from patient monitoring companies, life support device companies and general-purpose data network providers. Such potential competitors may elect to enter this market and compete with us using significantly greater financial, technical, research and development and marketing resources than are available to us. In addition, our success in selling our multi-parameter OpenNet connections to hospitals and IHDNs will depend to a large extent on its ability to interface with patient monitoring and life support devices of other vendors. Any action on the part of such other vendors to make such interfacing more difficult or impossible could have a material adverse effect on our business, operating results and financial condition.

The market for our OEM products is also intensely competitive. Our OEM customers are patient monitoring and life support device companies, many of which have significantly greater financial, technical, research and development and marketing resources than those available to us. There can be no assurance that current OEM customers will not elect to design and manufacture patient monitoring and system components currently supplied by us or elect to contract with other OEM suppliers. Any such election by one or more of such companies would have a material adverse effect on our business, operating results and financial condition.

In addition, we may in the future elect to incorporate in our OEM products the hardware and software for larger networks and expand the number of OEM customers with the hardware and software required for real-time redistribution of information to remote viewing stations for use in specialty departments of hospitals for which our OEM customers design and sell their products. Although we believe that our OEM customers would not compete with our Enterprise-wide Monitoring Systems because the Enterprise-wide Monitoring Systems are sold to hospitals and IHDNs who elect to install larger, more dispersed systems, we could face competition with our OEM customers to the extent hospitals forego purchasing our facility-wide Enterprise-wide Monitoring Systems for the smaller departmental systems of our OEM customers.

We believe that the principal competitive factors in our markets are system features, product reliability, customer service and support, FDA regulatory compliance expertise, existing relationships with hospitals and IHDNs, company reputation, price and effectiveness of sales and marketing efforts. In addition, we believe that the ability to identify the evolving needs of the healthcare industry and the ability to develop innovative products to meet such needs are important competitive factors. We believe that we compete favorably with respect to these factors but there can be no assurance that we will continue to compete favorably.

GOVERNMENT REGULATION

Certain of our products are regulated in the United States as medical devices by the FDA under the Federal Food, Drug, and Cosmetic Act and require implementing regulations and pre-market notification clearance or approval by the FDA prior to commercialization. In addition, certain material changes or modifications to the intended use, labeling or manufacturing of cleared or approved medical devices are also subject to FDA clearance or approval. The FDA regulates the development, testing, safety, labeling, storage, record keeping, advertising, production and distribution of medical devices in the United States. Noncompliance with applicable requirements can result in civil or criminal penalties, recall or seizure of products, or total or partial suspension of production.

Generally, before a new medical device can be introduced into the market in the United States, the manufacturer or distributor must obtain FDA clearance by filing a 510(k) pre-market notification or obtaining approval of a pre-market approval ("PMA") application. If a medical device manufacturer or distributor can establish that a device is "substantially equivalent" to a legally marketed device for which the FDA has not called for PMA's, the manufacturer or distributor may seek clearance from the FDA to market the device by filing a 510(k) pre-market notification. The 510(k) pre-market notification may need to be supported by appropriate data establishing the claim of substantial equivalence to the satisfaction of the FDA.

If a manufacturer or distributor of a medical device cannot establish substantial equivalence, the proposed device must be approved through a PMA application, which must be supported by statistical analysis of clinical data. The PMA application approval process can be expensive, uncertain and lengthy. To date we have received clearance on all of our products under the 510(k) process and have not been required to file a PMA application. The FDA has published a proposed rule that would require over forty devices, including those using arrhythmia software produced by our competitors, and us following a notice period, to receive PMA approvals or be discontinued for sale. A petition has been filed by some industry participants, including us, in response to the notice, to formally request that the FDA reclassify arrhythmia software devices from Class III devices to Class II devices. This petition is currently under FDA review. If the FDA reclassifies arrhythmia software devices to Class II, our products will not require any additional clearances. However, if the FDA does not reclassify the arrhythmia software devices and publishes its final rule, such software devices would be subject to the lengthy and expensive PMA process, which could interrupt or terminate the sales of our and/or our competitors' arrhythmia software devices. Any such interruption or termination could have a material adverse effect on our business, financial condition and results of operations. We are required to adhere to applicable FDA regulations including the new Quality System Regulations (previously called the Good Manufacturing Practices), which include testing, control, and documentation requirements and the Medical Device Reporting Regulations. Failure to receive or delays in receipt of FDA clearance or approvals, including the need for extensive clinical trials or additional data as a prerequisite to clearance or approval, would have a material adverse effect on our business, operating results and financial condition. Changes in existing regulations or adoption of new governmental regulations or policies could prevent or delay required regulatory approvals of our products.

Our RF transmitter devices are subject to regulation by the Federal Communication Commission ("FCC"), and applicable approvals must be obtained before shipment of such products. We believe that all of our products designated for sale in the United States meet applicable FCC regulations, including those pertaining to electromagnetic emissions. The FCC approval process starts with the collection of test data that demonstrates that a product meets the requirements stated in the FCC regulations. This data is then included as part of a report and application that is submitted to the FCC requesting approval. The FCC may grant approval, request additional information, or withhold approval. Any failure of our products to conform to governmental regulations or any delay or failure to obtain required FCC approvals in the future, if any, could cause the delay or loss of sales of our products and therefore have a material adverse effect on our business, financial condition and result of operations.

Our proprietary communication products transmit real-time physiological information from the patient to the central surveillance station. These communication products currently operate in the following radio bands: UHF 608 MHz to 614 MHz band; VHF (174 MHz to 216 MHz, shared with TV channels 7-13); UHF (450 MHz to 470 MHz, shared with land mobile users); and the 900 MHz radio band (902 MHz to 928 MHz licensed for spread spectrum operation). The majority of our RF products use the vacant television frequencies in the VHF band. The FCC is requiring all television stations to implement digital broadcasting transmission for High Definition Television (HDTV). Some major metropolitan areas were required to implement HDTV by December 31, 1998 and other markets will be required to implement by December 31, 2006. In order to implement HDTV the FCC has granted each TV channel an additional 6 MHz channel for digital broadcasting until the transition period ends, at which time the broadcaster would return one of the two channels. As TV stations use the additional 6 MHz channel for the digital broadcasting transition, which may take years, they may overlap into the radio spectrum which has been used for medical RF applications. Customers of our lower power RF communication products may begin seeing more interference in the future. This interference may result in us having to re-tune our RF transmitters to other channels in order to reduce interference. In the event of high interference our customers may need to purchase equipment to transmit in the UHF frequency range. In 1998 the FCC expanded the usable UHF frequencies for medical RF from the licensed 450 MHz to 470 MHz band to the previously unlicensed 470 MHz to 668 MHz frequency range. With VHF frequency ranges available for medical RF use potentially becoming more limited and the UHF frequency ranges expanding, our competitors who have historically focused their RF products in what was the more limited UHF band, may now have a competitive advantage compared to us, until such time as we expand our UHF RF product offerings. Any such competitive advantage of our competitors and any additional development costs associated with expanding our UHF RF product offerings could have a material adverse effect on our business, operating results and financial condition. Additionally, future regulatory changes could significantly affect our operations by diverting our development efforts, making current products obsolete or increasing the opportunity for additional competition which could have a material adverse effect on our business, operating results and financial condition.

During 1998 we joined a task force created by the American Hospital Association
(AHA) and the FDA called the Medical Telemetry Task Force (the "Task Force") along with other medical RF users, organizations, and vendors, including certain of our competitors. The purpose of the Task Force was to respond to potential interference problems from HDTV, land mobile users and low power television to wireless patient monitoring devices by recommending both rule making language and specific spectrum allocation to the FCC. The Task Force's mission was to identify protected spectrum candidates for future medical telemetry use, evaluate use and make recommendations to the FCC. As such the Task Force petitioned the FCC to allocate the UHF 608 MHz to 614 MHz band, currently reserved for radio astronomy, for medical use on a primary basis. In June 2000 the FCC approved this new rule which recommends that hospitals and independent health care networks evaluate whether or not their medical telemetry systems are at risk and take appropriate measures to reduce that risk. The FCC also recommends that the best way to accomplish this is to use telemetry systems operating in the new WMTS frequency bands. We have spent considerable amounts on research and development of this new product. If hospitals and independent health care networks decide not to move their wireless telemetry systems to the new band, this could have a material adverse effect on our business, operating results and financial condition. In addition, development of RF transmitter and receiver products is expensive and is diverting research and development resources from other projects resulting in higher costs and delayed projects. Any resulting competitive advantage of our competitors and any additional development costs associated with expanding our UHF RF product offerings could have a material adverse effect on our business, operating results and financial condition. Additionally, future regulatory changes could significantly affect our operations by diverting our development efforts, making current products obsolete or increasing the opportunity for additional competition, which could have a material adverse effect on our business, operating results and financial condition.

EMPLOYEES

As of December 31, 2000, we had approximately 131 full-time employees, of which 29 were in customer service, marketing and sales, 36 were in research and development, 52 were in manufacturing, quality assurance and regulatory affairs and 14 were in administration. None of our employees is covered by a collective bargaining agreement, we have experienced no work stoppages and we believe that its relationship with its employees is good.

ITEM 2.  PROPERTIES

Our headquarters are located in Tustin, California and consist of approximately 46,000 square feet. We lease these facilities under a lease expiring in June 2005, with an option to extend through June 2010. We believe that this facility will be adequate to satisfy our anticipated business requirements.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any material legal proceedings. No such proceedings were terminated during the fourth quarter of 2000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 Not applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market and Market Price for Common Stock. Our common stock is traded over the counter under the symbol "VCOM". Since September 28, 1999, our common stock has been quoted on the Nasdaq Small Cap Market. Prior to that time, our common stock was quoted on the Nasdaq National Market.

The following table sets forth, for the periods indicated, the high and low sales prices of our common stock, as reported by the Nasdaq National Market up until September 27, 1999, and thereafter as reported by the Nasdaq Small Cap Market.


                                                    THREE MONTHS ENDED
                              ------------------------------------------------------------
                              MARCH 31         JUNE 30      SEPTEMBER 30       DECEMBER 31
                              --------         -------      ------------       -----------
1999
  High ....................    $3.000          $2.250            $2.375          $3.500
  Low......................     1.156           1.063             1.750           0.750
2000
  High.....................     8.375           3.375             3.250           5.250
  Low......................     1.563           1.125             1.313           1.000

Holders. As of March 16, 2001, the approximate number of holders of record of our common stock, according to the records of our transfer agent, was 43.

Dividends. We have never paid cash dividends on our common stock and do not currently have any plans to pay such dividends in the foreseeable future. Our dividend policy is reviewed from time to time by our Board of Directors in light of the Company's earnings and financial condition and such other business considerations as the Board of Directors considers relevant.

UNREGISTERED SALES OF THE REGISTRANT'S EQUITY SECURITIES DURING LAST FISCAL YEAR

Common Stock Contributions to 401(k) Plan. At December 31, 2000 the Company was obligated to issue 167,516 shares of Common Stock to employees as a matching contribution to the 401(k) Plan for the year 2000. This stock match was made in the first quarter of 2001 in the Company's treasury stock.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data set forth below for the periods and the dates indicated is derived from the audited financial statements of the Company. The statement of operations data for each of the three fiscal years in the period ended December 31, 2000, and the balance sheet data at December 31, 1999 and 2000, has been derived from the audited financial statements included herein which have been audited by Deloitte and Touche LLP Independent auditors. The Company's statements of operations data for the fiscal years ended December 31, 1996 and 1997 and balance sheet data as of December 31, 1996, 1997 and 1998, have been derived from audited financial statements, not included herein, also audited by Deloitte and Touche LLP, independent auditors. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and Notes thereto included elsewhere in this report on Form 10-K. Historical results of operations are not necessarily indicative of future results.

                                                                            YEAR ENDED DECEMBER 31,
                                                     --------------------------------------------------------------------
                                                       1996           1997           1998           1999           2000
                                                     --------       --------       --------       --------       --------
                                                                      (In thousands, except per share data)
STATEMENTS OF OPERATIONS DATA:
Revenues ......................................      $ 18,372       $ 21,794       $ 20,859       $ 16,290       $ 17,202
Cost of revenues ..............................         9,680         11,477          9,562          7,589          8,513
                                                     --------       --------       --------       --------       --------
Gross profit ..................................         8,692         10,317         11,297          8,701          8,689
                                                     --------       --------       --------       --------       --------
Operating expenses:
  Sales and marketing .........................         9,515          8,562          6,794          6,128          6,061
  Research and development ....................         5,434          4,816          4,698          5,729          7,220
  General and administrative ..................         2,507          2,536          2,158          2,358          2,227
  Restructuring charges .......................           481
                                                     --------       --------       --------       --------       --------
          Total operating expenses ............        17,937         15,914         13,650         14,215         15,508
                                                     --------       --------       --------       --------       --------
Operating loss ................................        (9,245)        (5,597)        (2,353)        (5,514)        (6,819)
                                                     --------       --------       --------       --------       --------
Other income, net .............................           975            973            890            759            479
                                                     --------       --------       --------       --------       --------
Loss before provision (benefit) for
  Income taxes ................................        (8,270)        (4,624)        (1,463)        (4,755)        (6,340)
Provision (benefit) for income taxes ..........        (1,902)            26             25             36             36
                                                     --------       --------       --------       --------       --------
Net loss ......................................      $ (6,368)      $ (4,650)      $ (1,488)      $ (4,791)      $ (6,376)
                                                     ========       ========       ========       ========       ========
Net loss per basic common share (1) ...........      $  (0.90)      $  (0.58)      $  (0.18)      $  (0.60)      $  (0.79)
                                                     ========       ========       ========       ========       ========
Net loss per diluted common share (1) .........      $  (0.90)      $  (0.58)      $  (0.18)      $  (0.60)      $  (0.79)
                                                     ========       ========       ========       ========       ========
Weighted average basic common shares (1) ......         7,084          8,001          8,148          8,046          8,020
                                                     --------       --------       --------       --------       --------
Weighted average diluted common shares(1) .....         7,084          8,001          8,148          8,046          8,020
                                                     ========       ========       ========       ========       ========



                                                                         DECEMBER 31,
                                                  -----------------------------------------------------------
                                                    1996         1997         1998         1999         2000
                                                  -------      -------      -------      -------      -------
                                                                         (IN THOUSANDS)
BALANCE SHEET DATA:
Cash equivalents and short-term investments       $20,120      $18,157      $15,830      $12,380      $ 3,657
Working capital ............................       23,980       19,965       19,249       14,144        8,049
Total assets ...............................       31,921       26,708       24,223       18,686       13,939
Long-term debt, excluding current portion ..           82           60           32
Total stockholders' equity .................       26,973       22,521       21,462       16,105       10,224



(1) See Note 1 of the Notes to the Financial Statements for a description of shares used in calculating net loss per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth the percentage of total revenues represented by certain items from our statements of operations for the periods indicated:

                                                        YEAR ENDED DECEMBER 31,
                                                  ----------------------------------
                                                   1998          1999          2000
                                                  ------        ------        ------
Revenue ....................................       100.0%        100.0%        100.0%
Cost of revenues ...........................        45.8          46.6          49.5
                                                  ------        ------        ------
Gross profit ...............................        54.2          53.4          50.5
                                                  ------        ------        ------
Operating expenses:
  Sales and marketing ......................        32.6          37.6          35.2
  Research and development .................        22.5          35.2          42.0
  General and administrative ...............        10.3          14.5          12.9
                                                  ------        ------        ------
          Total operating expenses .........        65.4          87.3          90.1
                                                  ------        ------        ------
Operating loss .............................       (11.2)        (33.9)        (39.6)
Other income, net ..........................         4.3           4.7           2.8
                                                  ------        ------        ------
Loss before provision for income taxes .....        (6.9)        (29.2)        (36.8)
Provision for income taxes .................         0.1           0.2           0.2
                                                  ------        ------        ------
Net loss ...................................        (7.0)%       (29.4)%       (37.0)%
                                                  ======        ======        ======


Total Revenues. Total revenues consist of revenue from sales of Enterprise-wide Monitoring Systems and support, and OEM products, together with fees for installation and servicing of Enterprise-wide Systems. Total revenues increased 5.6% to $17.2 million in 2000 from $16.3 million in 1999. Total revenues decreased 21.9% to $16.3 million in 1999 from $20.9 million in 1998. Revenues from Enterprise-wide Monitoring Systems increased 59.8% to $8.2 million in 2000 from $5.1 million in 1999. Revenues from Enterprise-wide Monitoring Systems decreased 41.4% to $5.1 million in 1999 from $8.8 million in 1998. Revenues from OEM products decreased 19.0% to $8.1 million in 2000 from $11.1 million in 1999. Revenues from OEM products decreased 7.7% to $11.1 million in 1999 from $12.1 million in 1998. The increase in Enterprise-wide Monitoring Systems revenues in 2000 was primarily due to two new large hospital customers who purchased our newly developed WMTS wireless network product. The decrease in Enterprise-wide Monitoring Systems revenues in 1999 was primarily due to delays in the signing of sales agreements with hospitals, as hospitals diverted their capital spending to address other vendors' Year 2000 issues. Additionally, these delays were caused by the extended analysis of our new product offerings and after-sales support programs by prospective customers. The decrease in OEM product revenues in 2000 was due to a continued slow down of a large OEM customer as they reorganized their cardiac rehabilitation sales force, and our later than expected roll-out of our new WMTS wireless network products which created some year-end product shipment delays. The decrease in OEM product sales in 1999 resulted from a shift in sales strategy by a large OEM customer following its sale to new investors.

Gross Profit. Cost of goods sold includes material, direct labor, overhead and, for Enterprise-wide Monitoring Systems, installation expenses. Our overall gross margin during any given period depends on our sales mix during that period, as certain products generate a higher gross margin than do others. Gross margins were 50.5%, 53.4%, and 54.2% in 2000, 1999 and 1998, respectively. The decrease in gross margin in 2000 compared to 1999 was due primarily to the greater than expected costs related to the shipment and installation of our new WMTS wireless network products in the third and fourth quarters. The inability to control these costs in the future would have a material adverse effect on our business, operating results and financial condition. The decrease in gross margin in 1999 compared to 1998 was due to the lower percentage of Enterprise-wide Monitoring Systems in the sales mix, which historically have generated higher gross margins than OEM products.

Sales and Marketing Expenses. Sales and marketing expenses include payroll, commissions and related personnel costs attributable to Enterprise-wide Monitoring Systems and OEM sales and marketing personnel, travel and entertainment expenses, and other promotional expenses. Sales and marketing expenses decreased 1.1% to $6.06 million in 2000 from $6.1 million in 1999. Sales and marketing expenses decreased 9.8%, to $6.1 million in 1999 from $6.8 million in 1998. The decrease in sales and marketing expenses in 2000 from 1999 was primarily due to a reduction in sales support. The decrease in sales and marketing expenses in 1999 from 1998 was primarily due to lower sales personnel salaries associated with the reduction in the number of direct sales representatives, as well as reduced commissions and travel expenses resulting from the reduced revenue volumes in 1999.

Research and Development Expenses. Research and development expenses include payroll and related costs attributable to research and development personnel, prototyping expenses and other costs. Research and development expenses increased 26.0% to $7.2 million in 2000 from $5.7 million in 1999. Research and development expenses increased 22.0% to $5.7 million in 1999 from $4.7 million in 1998. Research and development expenses increased in 2000 from 1999 due to a continued increase in third party contractor expenses related to the development and introduction of the Company's new WMTS wireless technology products which began shipping in the third and fourth quarters of 2000. Research and development expenses increased in 1999 from 1998 due to higher third party contractor expenses related to our development of prototype hardware products.

General and Administrative Expenses. General and administrative expenses include accounting, finance, MIS, human resources, general administration, executive officers and professional fee expenses. General and administrative expenses decreased 5.5% to $2.2 million in 2000 from $2.4 million in 1999. General and administrative expenses increased 9.2% to $2.4 million in 1999 from $2.2 million in 1998. The decrease in general and administrative expenses in 2000 from 1999 was primarily due to a reduction in headcount of one person. The increase in general and administrative expenses in 1999 in comparison to 1998 was primarily due to higher salaries and employee benefits expenses related to an increased headcount, as well as increased professional fees.

Other Income, Net. Other income, net consists primarily of interest income earned on short-term investments and cash equivalents, net of payments for outstanding indebtedness. Other income, net decreased 36.8% to $479,216 in 2000 from $758,555 in 1999. Other income, net, in 1999 decreased 14.7% to $758,555 compared to $889,621 in 1998. The decrease in both years was due to lower income derived from the decline in short-term investments and cash in comparison to the prior year.

Provision for Income Taxes. We paid minimal state taxes in 2000, 1999 and 1998 due to our net loss position. Our utilization of our credit carry forwards depends upon future income and may be subject to an annual limitation, required by the Internal Revenue Code of 1986 and similar state provisions (see Note 9 of the Notes to the Financial Statements).


LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations (including capital expenditures) through net proceeds from our February 1996 initial public offering, a bank line of credit and long-term debt. We issued 2,300,000 shares of common stock in our February 1996 initial public offering, raising $25.6 million, net of expenses. At December 31, 2000, we had $6.2 million in cash, cash equivalents, and restricted cash, compared to $12.4 million at December 31, 1999.

At December 31, 2000, our principal sources of liquidity consisted of $6.2 million of cash, cash equivalents, and restricted cash and $5.0 million of available credit facilities. In March 2000, the Company renewed a secured lending arrangement (the "Agreement") with Silicon Valley Bank, providing for up to $5.0 million in total borrowings bearing interest at the bank's prime rate plus .50%. As a compensating balance, we have agreed to maintain at least $2,500,000 in a money market fund designated by the bank. The bank does not have a security interest in any of our assets until we borrow under the line of credit. The Agreement, which would have expired in March 2001, has been extended for an additional 60 days while we arrange to secure a new lending arrangement with the bank. The Agreement imposes financial covenants that require that we maintain minimum liquidity levels and total liabilities to tangible net worth ratios, as well as specified annual and quarterly net loss (after taxes) amounts. We had no outstanding borrowings with the bank under the Agreement as of December 31, 2000 and, as of that date, we were in compliance with all covenants under the Agreement except for a profitability covenant for which we have received a waiver.

We used $5.7 million of cash in operating activities in 2000, compared to $2.3 million and $2.2 million in 1999 and 1998, respectively, primarily resulting from net losses in 2000, 1999, and 1998 of $6.4 million, $4.8 million, and $1.5 million, respectively. During 2000, accounts receivable increased $1.4 million due to shipments in the fourth quarter, while accounts payable increased $1.0 million to purchase inventory related to those shipments. During 1999, the net loss of $4.8 million and the uses of cash were partially offset by the $2.3 million decrease in account receivable. During 1998, the net loss of $1.5 million and uses of cash were partially offset by the $735,338 in non-cash adjustments provided by depreciation and amortization of fixed assets and intangible assets, and $420,600 through the reduction in inventories.

We generated a net of $1.8 million in cash from investing activities in 2000, compared to cash used of $385,604 and cash generated of $347,293 in 1999 and 1998, respectively. The net amount generated in 2000 resulted from $5.3 million provided by the sale of short-term investments, offset by an increase in restricted cash of $2.5 million and $925,998 used for the purchase of capital equipment and other assets, the majority of which were purchased for use in the development and production of our new suite of WMTS wireless network products. The cash used in 1999 and 1998 was primarily for the purchase of capital equipment, and the purchases of short-term investments.

We generated a net of $432,727 of cash in financing activities in 2000. Cash generated from financing activities was primarily due to $461,523 in net proceeds from (i) the exercise of stock options, and (ii) common stock sold through our employee stock purchase plan. We used $665,021 and generated $144,949 of cash from financing activities in 1999 and 1998, respectively. The primary use of cash from financing activities in 1999 was the repurchase of 363,550 shares of our common stock at a total cost of $740,154. The primary source of cash from financing activities in 1998 was the net proceeds from the issuance of common stock to our employee stock purchase plan.

Our principal commitment at December 31, 2000 consisted of our lease of our office and manufacturing facility in Tustin, California.

We believe that existing cash resources, cash flows from operations, if any, and line of credit facilities will be sufficient to fund our operations for at least the next twelve months.


NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were formerly considered derivatives may now meet the definition of a derivative. We have adopted SFAS 133 effective January 1, 2001. The adoption of SFAS 133 did not have a significant impact on our financial position, results of operations, or cash flows.

In December 1999, Staff Accounting Bulletin No. 101 ("SAB 101) was issued to provide the view of the staff of the Financial Accounting Standards Board ("FASB") concerning the application of generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. We adopted this statement during the fourth quarter of the year ended December 31, 2000. The adoption of the statement did not have a material impact on our results of operations.

In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation. FIN 44 is an interpretation of Accounting Principal Board's Opinion No. 25 Accounting for Stock Issued to Employees (APB 25). Among other matters, FIN 44 clarifies the application of APB 25 regarding the definition of employee for purposes of applying APB 25, the criteria for determining whether a plan qualifies as non-compensatory and the accounting consequences of modifications to the terms of previously issued stock options or similar awards. We adopted the provisions of FIN 44 in the third quarter of 2000. The adoption of FIN 44 did not have a material impact on the Company's results of operations.

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

Our transactions are recorded in U.S. Dollars and we do not currently anticipate future transactions being recorded in the Euro. Based on the lack of transactions recorded in the Euro, we do not believe that the Euro will have a material effect on our financial position, results of operations or cash flows. In addition, we have not incurred and do not expect to incur any significant costs from the continued implementation of the Euro, including any currency risk, which could materially affect our business, financial condition or results of operations.

RISK FACTORS

Dependence on Increased Market Acceptance of Enterprise-wide Monitoring Systems. Since 1995, our sales levels for our Enterprise-wide Monitoring Systems have been lower than expected, which, together with investments and expense levels that are incurred based on the expectation of higher sales, has resulted in net losses in each year since 1995 and has had a material adverse effect on our business, operating results and financial condition. If we are not successful in increasing sales levels of our Enterprise-wide Monitoring Systems in future periods, our business, operating results and financial condition will continue to be materially adversely affected. In addition, although our Enterprise-wide monitoring products have been installed in more than 100 hospitals, there is no assurance that our products will achieve the hospital penetration necessary to increase sales.

Fixed Exchange Ratio in Proposed Merger with Data Critical. On March 12, 2001, we agreed to merge with Data Critical. Under the terms of the merger agreement, upon effectiveness of the merger, our stockholders will receive 0.62 shares of Data Critical common stock for each share of VitalCom common stock held. This exchange ratio is fixed, and will not be adjusted to reflect any increase or decrease in the market value of our common stock, or any increase or decrease in the market value of Data Critical's common stock, that may occur between the date on which the merger agreement was signed and the effective date of the merger. As a result, pending the completion of the merger, the market price of our common stock will be significantly impacted by the market value of Data Critical's common stock, as it may fluctuate from time to time.

Risks Related to the Proposed Merger with Data Critical is Not Completed. The completion of the proposed merger with Data Critical is subject to the satisfaction of a number of conditions, including approval by our stockholders and the stockholders of Data Critical. Accordingly, there can be no assurance that the proposed merger will be completed. The proposed merger has required and, until completion of the merger will continue to require, substantial time and effort on the part of our management, which has diverted, and will continue to divert, some of their attention from their normal duties. In addition, it is possible, in light of the public announcement of our proposed merger with Data Critical, that some of our customers, prospective customers and/or employees may feel uncertain concerning our plans for the future in the event that the merger is not completed. The diversion of management time and attention caused by the proposed merger, and any uncertainty pertaining to our future plans in the minds of our customers, prospective customers and/or employees as the result of the failure to complete the merger following its public announcement, could have a material adverse effect on our business, financial condition and results of operations. Moreover, we have incurred and, pending completion of the merger will continue to incur, substantial accounting, legal and other expenses related to the merger. In the event that the merger is not completed, except under certain limited circumstances, we will not be able to recover any portion of those expenses. Additional information concerning the proposed merger and its related risks will be contained in a joint proxy statement/prospectus that we intend to prepare with Data Critical and send to our stockholders prior to the special meeting of our stockholders at which approval of the merger will be sought.

Introduction of New Product -- WMTS PatientNet Wireless Network in the UHF 608-614 MHz band for the e-Hospital. During 1998 we joined a task force created by the American Hospital Association (AHA) and the FDA called the Medical Telemetry Task Force (the "Task Force") along with other medical RF users, organizations, and vendors, including certain of our competitors. The purpose of the Task Force was to respond to potential interference problems from HDTV, land mobile users and low power television to wireless patient monitoring devices by recommending both rule making language and specific spectrum allocation to the FCC. The Task Force's mission was to identify protected spectrum candidates for future medical telemetry use, evaluate use and make recommendations to the FCC. As such the Task Force petitioned the FCC to allocate the UHF 608 MHz to 614 MHz band, currently reserved for radio astronomy, for medical use on a primary basis. In June 2000 the FCC approved this new rule which recommends that hospitals and independent health care networks evaluate whether or not their medical telemetry systems are at risk and take appropriate measures to reduce that risk. The FCC also recommends that the best way to accomplish this is to use telemetry systems operating in the new WMTS frequency bands. We have spent considerable amounts on research and development of this new product. If hospitals and independent health care networks decide not to move their wireless telemetry systems to the new band, this could have a material adverse effect on our business, operating results and financial condition. In addition, development of RF transmitter and receiver products is expensive and is diverting research and development resources from other projects resulting in higher costs and delayed projects. Any resulting competitive advantage of our competitors and any additional development costs associated with expanding our UHF RF product offerings could have a material adverse effect on our business, operating results and financial condition. Additionally, future regulatory changes could significantly affect our operations by diverting our development efforts, making current products obsolete or increasing the opportunity for additional competition, which could have a material adverse effect on our business, operating results and financial condition.

Customer Concentration. Our OEM product sales, which represented approximately, 57.9%, 68.6%, and 52.2% of our total net revenues in 1998, 1999 and 2000, respectively, have historically been to a small number of OEM customers. In 1998, Quinton Instrument Company ("Quinton") and Datascope Corporation ("Datascope") accounted for approximately 19.7% and 22.6%, respectively, of our total revenues. In 1999, Quinton and Datascope accounted for approximately 24.0% and 34.0%, respectively. In 2000, Quinton and Datascope accounted for approximately 13.9% and 27.7% respectively. The loss of, or a reduction in sales to, either of these customers would have a material adverse effect on our business, operating results and financial condition.

Fluctuations in Quarterly Results. Our quarterly operating results have fluctuated in the past and may fluctuate significantly from quarter to quarter in the future as a result of a number of factors, including, but not limited to, the size and timing of orders; the length of the sales cycle; our success in expanding our sales and marketing programs and the effects of changes in sales force alignment; the ability of our customers to obtain budget allocations for the purchase of our products; changes in pricing policies or price reductions by us or our competitors; mix of sales between Enterprise-wide Monitoring Systems and OEM products; the timing of new product announcements and introductions by us or our competitors; deferrals of customer orders in anticipation of new products or product enhancements; our ability to develop, introduce and market new products and product enhancements; market acceptance of new products or product enhancements; our ability to control costs; the availability of components; costs associated with responding to software "bugs" or errors; regulatory compliance and timing of regulatory clearances; changes in government regulations and other regulatory developments; and general economic factors.

Our products are generally shipped as orders are received and, accordingly, we have historically operated with limited backlog. As a result, sales in any quarter are dependent on orders booked and shipped in that quarter and are not predictable with any degree of certainty. Further, a large percentage of any quarter's shipments have historically been booked in the last weeks of the quarter. In addition, a significant portion of our expenses is relatively fixed, and the amount and timing of increases in such expenses are based in large part on our expectations for future revenues. If revenues are below expectations in any given quarter, the adverse effect may be magnified by our inability to maintain gross margins and to decrease spending to compensate for the revenue shortfall. This dynamic has contributed to our net losses in the past. Further, we have sometimes experienced seasonal variations in operating results, with sales in the first quarter being lower than in the preceding fourth quarter due to customer budget cycles and sales remaining relatively flat during the third quarter.

Transfer of Securities from the Nasdaq National Market to the Nasdaq SmallCap Market and Possible Delisting of Securities from the Nasdaq Small Cap Market. Our common stock was traded on the Nasdaq National Market from the date of our initial public offering until September 27, 1999. On September 28, 1999, trading was moved to the Nasdaq Small Cap Market because the Company did not meet the National Market continued listing requirement that the market value of publicly held shares must be at least $5 million. The Nasdaq Small Cap Market's continued listing standards require the Company to have (i) at least 500,000 shares publicly held; (ii) a market value of publicly held shares of at least $1 million; (iii) net tangible assets of at least $2 million; (iv) at least 300 shareholders of round lots; (v) at least two market makers, and (vi) a minimum bid price of at least $1 per share. If we fail to comply with these listing standards, trading of our common stock on the Nasdaq Small Cap Market could be terminated, which could adversely affect the ability or willingness of investors to purchase our securities and therefore would severely adversely affect the market liquidity for our securities.

Lengthy Sales Cycle. The decision by a healthcare provider to replace or substantially upgrade its clinical information systems typically involves a major commitment of capital and an extended review and approval process, and this review and approval process is becoming more complex, more financially oriented and increasingly subject to overall integration into the hospital's information systems planning. The sales cycle for our Enterprise-wide Monitoring Systems has typically been nine to eighteen months from initial contact to receipt of a purchase order. During this period, we expend substantial time, effort and funds preparing a contract proposal and negotiating a purchase order without any guarantee that we will complete the transaction. Any significant or ongoing failure to reach definitive agreements with customers has in the past and may in the future have a material adverse effect on our business, operating results and financial condition.

Competition. Our Enterprise-wide Monitoring Systems compete with systems offered by a number of competitors, including Agilent, SpaceLabs, Inc. and GE Marquette Medical Systems, Inc., all of which have significantly greater financial, technical, research and development and marketing resources than those available to us. In addition, many of these competitors have longstanding relationships with acute care hospitals and IHDNs. There can be no assurance that we will be able to sell to such hospitals or IHDNs or that we will be able to compete successfully with such vendors and any inability to do so could have a material adverse effect on our business, operating results and financial condition. While we are not aware of any competitive open system multi-parameter Enterprise-wide Monitoring Systems currently available, our OpenNet applications may face significant competition in the future from HCIS providers, patient monitoring companies, life support device companies and general purpose data network providers. Such potential competitors may elect to enter this market and compete with us using significantly greater financial, technical, research and development and marketing resources than are available to us. In addition, our success in selling our multi-parameter OpenNet networks to hospitals and IHDNs will depend to a large extent on our ability to interface with patient monitoring and life support devices of other vendors. Any action on the part of such other vendors to make such interfacing more difficult or impossible could have a material adverse effect on our business, operating results and financial condition. The market for our OEM products is also intensely competitive. We sell to a range of patient monitoring and life support device companies, many which have significantly greater financial, technical, research and development and marketing resources than those available to the Company. There can be no assurance that current OEM customers will not elect to design and manufacture patient monitoring and system components currently supplied by us or elect to contract with other OEM suppliers. Any such election by one or more of such companies could have a material adverse effect on our business, operating results and financial condition.

In addition, we may in the future elect to incorporate in our OEM products the hardware and software for larger networks and expand the number of OEM customers with the hardware and software required for real-time redistribution of information to remote viewing stations for use in specialty departments of hospitals for which our OEM customers design and sell their products. Although we believe that our OEM customers would not compete with our Enterprise-wide Monitoring Systems because the Enterprise-wide Monitoring Systems are sold to hospitals and IHDNs who elect to install larger, more dispersed systems, we could face competition with our OEM customers to the extent hospitals forego purchasing our facility-wide Enterprise-wide Monitoring Systems for the smaller departmental systems of our OEM customers.

Technological Change; Need to Develop New Products. Many aspects of the medical equipment industry are undergoing rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards. Historically, we derived substantially all of our revenue from sales of our Enterprise-wide Monitoring Systems and OEM products. We believe that, as the market for these products matures, our future success will depend upon our ability to develop and introduce on a timely basis new products and product enhancements that keep pace with technological developments and that address the increasingly sophisticated needs of acute care hospitals and IHDNs. In addition, the introduction of competing products embodying new technologies and the emergence of new industry standards could render our existing products unmarketable or obsolete. If we are unable to develop and introduce product enhancements and new products in a timely and cost-effective manner in response to changing market conditions or customer requirements, or if our new products or product enhancements, such as SiteLink, do not achieve market acceptance, our business, operating results and financial condition will be materially adversely affected.

Uncertainty and Consolidation in Healthcare Industry. The healthcare industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operation of healthcare providers. Many healthcare providers are consolidating to create larger hospitals and IHDNs. This consolidation reduces the number of potential customers for our products, and the increased bargaining power of these organizations could lead to reductions in the amounts paid for our products. These larger hospitals and IHDNs may concentrate their purchases on a small number of preferred vendors with whom they have had longstanding relationships. There can be no assurance that we will be able to sell to such hospitals or IHDNs or that we will be able to compete successfully with such vendors. The impact of these developments in the healthcare industry is difficult to predict and could have a material adverse effect on our business, operating results and financial condition.

Government Regulation. The manufacturing, marketing and sales of medical devices, including our products, are subject to extensive regulation by numerous governmental authorities. In the United States, our products are subject to regulation by the FDA. We have received clearance from the FDA to market our current products through the 510(k) pre-market notification process. There can be no assurance that a similar 510(k) clearance for any future product or enhancement of an existing product will be granted or that the process will not be lengthy. If we cannot establish that a product is "substantially equivalent" to certain legally marketed devices, or if FDA regulatory changes currently under consideration with respect to arrhythmia software are adopted, the 510(k) clearance procedure will be unavailable and we will be required to utilize the longer and more expensive pre-market approval ("PMA") process. Failure to receive or delays in receipt of FDA clearances or approvals, including the need for extensive clinical trials or additional data as a prerequisite to clearance or approval, could have a material adverse effect on our business, operating results and financial condition. Sales of medical devices and components outside of the United States are subject to international regulatory requirements that vary from country to country.

Our radio frequency transmitter devices are subject to regulation by the Federal Communication Commission ("FCC"), and applicable approvals must be obtained before shipment of those products. We believe that all of our products designated for sale in the United States meet applicable FCC regulations, including FCC regulations pertaining to electromagnetic emissions. The FCC approval process starts with the collection of test data that demonstrates that a product meets the requirements stated in the FCC's regulations. This data is then included as part of a report and application that is submitted to the FCC requesting approval. The FCC may grant approval, request additional information, or withhold approval. Any failure of our products to conform to governmental regulations or any delay in obtaining, or failure to obtain, required FCC approvals in the future, if any, could cause the delay or loss of sales of our products and therefore have a material adverse effect on our business, financial condition and result of operations.

Limited Intellectual Property Protection. We rely on a combination of patent, copyright, trade secret and trademark laws, confidentiality procedures and contractual provisions to protect our intellectual property. We seek to protect our software, circuitry documentation and other written materials under trade secret and copyright laws, which afford only limited protection. We cannot assure that our protective measures for proprietary rights will be adequate or that our competitors will not independently develop similar or superior technology, duplicate our products or otherwise circumvent our intellectual property rights. There can be no assurance that third parties will not in the future claim infringement by us with respect to current or future products or proprietary rights. Any such claims, regardless of their merit, could be time consuming, result in costly litigation, delay or prevent product shipments or require us to enter into costly royalty or licensing agreements. The impact of any of these developments could have a material adverse effect on our business, operating results and financial condition.

Risk of Product Liability Claims. Certain of our products provide applications that relate to patient physiological status or other clinically critical information. Any failure by our products to provide accurate and timely information could result in product liability and warranty claims against us by our customers or their patients. We maintain insurance against claims associated with the use of our products, but there can be no assurance that our insurance coverage would adequately cover any claim asserted against us. A successful claim brought against us in excess of our insurance coverage or outside the scope of our insurance coverage could have a material adverse effect on our business, operating results and financial condition. Even unsuccessful claims could result in the expenditure of funds in litigation and diversion of management time and resources.

Dependence on Sole Source Components; Component, Assembly & Systems Obsolescence. Certain of our products utilize components that are available in the short term only from a single or a limited number of sources, have been available only on an allocation basis in the past and could be in scarce supply again in the future. Any inability to obtain components in the amounts needed on a timely basis or at commercially reasonable prices could result in delays in product introductions, interruption in product shipments or increases in product costs, which could have a material adverse effect on our business, operating results and financial condition until alternative sources could be developed or design and manufacturing changes could be completed. In addition, from time to time, certain components, subassemblies and systems used by us are discontinued by manufacturers, requiring us to replace the components, subassembly or system with an equivalent product, or if no such equivalent can be identified, to modify and re-validate the product design. Any inability to obtain such components on a timely basis or at commercially reasonable prices or to redesign the product in a timely manner could have a material adverse effect on our business, operating results and financial condition until alternative sources could be developed or design and manufacturing changes could be completed.

Risks Associated With Recent Management Changes. In recent years, we have had a number of changes in our management team. These changes included our Chief Executive Officer in 1997, Vice President, Research and Development in 1998, Vice President, Sales and Chief Financial Officer in 1999, and Vice President, Sales in 2000. These management changes have caused disruptions in our day-to-day operations, have interrupted continuity in customer relationships and have created delays in sales cycles and product release schedules. Although we believe that our existing senior management will be successful in improving our business, operating results and financial condition, there can be no assurance that such changes will not have a material adverse effect on our business, operating results and financial condition in future periods.

Dependence on Key Personnel. Our success depends to a large extent on our ability to attract and retain key personnel. The loss of the services, either temporarily or permanently, of any of the members of senior management or other key employees, particularly in sales and marketing and research and development, could have a material adverse effect on our business, operating results and financial condition. In addition, our future success depends to a large extent on our ability to attract and retain additional key management, sales and marketing and research and development personnel. Competition for such personnel is intense. There can be no assurance that we will be successful in attracting and retaining such personnel, and the failure to do so could have a material adverse effect on our business, operating results and financial condition.

Volatility of Stock Price. Due to all of the foregoing factors, it is likely that without advance warning or notice, in some future quarter our operating results will be below the expectations of market analysts and investors. This may cause the market price of our common stock to fall. These risks are impossible to fully determine at present, and should be considered in evaluating our financial prospects and future growth.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our current policy is to not use derivative financial instruments. We do not currently have any significant foreign currency exposure because we do not transact business in foreign currencies. Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investments, if any, and on the increase or decrease in the amount of interest expense we must pay on our outstanding debt obligations. However, the risk associated with fluctuating interest expense is limited to the exposure related to those debt obligations and credit facilities that are tied to market rates. We do not believe that this risk is material.

ITEM 8.  Financial Statements and Supplementary Data



                          INDEX TO FINANCIAL STATEMENTS

Item                                                                                                               Page
----                                                                                                               ----
Independent Auditors' Report                                                                                        21

Balance Sheets at December 31, 1999 and 2000                                                                        22

Statements of Operations for the Years Ended December 31, 1998, 1999 and 2000                                       23

Statements of Stockholders' Equity for the Years Ended December 31, 1998, 1999 and 2000                             24

Statements of Cash Flows for the Years Ended December 31, 1998, 1999 and 2000                                        25

Notes to Financial Statements                                                                                       26

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of VitalCom Inc.,

We have audited the accompanying balance sheets of VitalCom Inc. (the Company) as of December 31, 1999 and 2000 and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of VitalCom Inc. at December 31, 1999 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP
Costa Mesa, California
February 10, 2001
(Except for Note 10, for which the date is March 12, 2001)

                                  VITALCOM INC.

                                 BALANCE SHEETS

                                                                                            DECEMBER 31,
                                                                                 -------------------------------
                                                                                     1999               2000
                                                                                 ------------       ------------
                                                 ASSETS
Current assets:
  Cash and cash equivalents ...............................................      $  7,107,420       $  3,657,100
  Restricted cash .........................................................                --          2,500,000
  Short-term investments ..................................................         5,273,037                 --
  Accounts receivable, net of allowance for doubtful accounts and
  returns of $346,079 and $248,551 in 1999 and 2000, respectively .........         2,309,392          3,828,821
  Inventories (Note 2) ....................................................         1,504,952          1,644,181
  Prepaid expenses ........................................................           530,833            134,396
                                                                                 ------------       ------------
          Total current assets ............................................        16,725,634         11,764,498
Property:
  Machinery and equipment .................................................         1,560,013          1,777,578
  Office furniture and computer equipment .................................         2,558,815          2,266,527
  Leasehold improvements ..................................................           181,778            200,419
                                                                                 ------------       ------------
                                                                                    4,300,606          4,244,524
  Less accumulated amortization and depreciation ..........................        (2,831,090)        (2,536,061)
                                                                                 ------------       ------------
          Property, net ...................................................         1,469,516          1,708,463
Other assets ..............................................................            68,237             75,872
Goodwill, net (Note 1) ....................................................           423,025            390,485
                                                                                 ------------       ------------
Total assets ..............................................................      $ 18,686,412       $ 13,939,318
                                                                                 ============       ============
                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ........................................................      $    508,322       $  1,609,559
  Accrued payroll and related costs .......................................           959,862            999,488
  Accrued warranty costs ..................................................           516,297            532,898
  Accrued liabilities (Note 7) ............................................           568,336            573,395
  Current portion of capital lease obligations ............................            28,796                 --
                                                                                 ------------       ------------
          Total current liabilities .......................................         2,581,613          3,715,340

Commitments and contingencies (Note 4)

Stockholders' equity (Notes 6 and 8):
  Common stock, including paid-in-capital, $0.0001 par value;
  25,000,000 shares authorized; 8,462,453 shares issued and 8,098,903 shares outstanding at December 31, 2000; 8,281,112 shares issued and
  7,917,563 shares outstanding at December 31, 1999 .......................        37,665,468         38,160,751
  Note receivable for common stock sales ..................................           (30,590)           (30,590)
  Treasury stock, at cost .................................................          (740,154)          (740,154)
  Accumulated deficit .....................................................       (20,789,925)       (27,166,029)
                                                                                 ------------       ------------
          Total stockholders' equity ......................................        16,104,799         10,223,978
                                                                                 ------------       ------------
Total liabilities and stockholders' equity ................................      $ 18,686,412       $ 13,939,318
                                                                                 ============       ============

                       See notes to financial statements.

                                  VITALCOM INC.

                            STATEMENTS OF OPERATIONS

                                                                          YEARS ENDED DECEMBER 31,
                                                           --------------------------------------------------
                                                               1998               1999               2000
                                                           ------------       ------------       ------------
Revenues ............................................      $ 20,858,926       $ 16,289,617       $ 17,202,482
Cost of revenues ....................................         9,561,471          7,588,487          8,513,194
                                                           ------------       ------------       ------------
Gross profit ........................................        11,297,455          8,701,130          8,689,288
Operating expenses:
  Sales and marketing ...............................         6,793,879          6,128,233          6,061,432
  Research and development ..........................         4,697,750          5,729,148          7,220,144
  General and administrative ........................         2,158,558          2,357,687          2,227,032
                                                           ------------       ------------       ------------
          Total operating expenses ..................        13,650,187         14,215,068         15,508,608
                                                           ------------       ------------       ------------
Operating loss ......................................        (2,352,732)        (5,513,938)        (6,819,320)
Other income, net ...................................           889,621            758,555            479,216
                                                           ------------       ------------       ------------
Loss before provision for income taxes ..............        (1,463,111)        (4,755,383)        (6,340,104)
Provision for income taxes ..........................            25,200             36,000             36,000
                                                           ------------       ------------       ------------
Net loss ............................................      $ (1,488,311)      $ (4,791,383)      $ (6,376,104)
                                                           ============       ============       ============

Net loss per basic and diluted common share .........      $      (0.18)      $      (0.60)      $      (0.79)
                                                           ============       ============       ============
Weighted average basic and diluted common shares ....         8,148,085          8,045,998          8,020,263
                                                           ============       ============       ============

                       See notes to financial statements.

                                  VITALCOM INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

                                           COMMON STOCK            TREASURY STOCK     NOTE RECEIVABLE                    TOTAL
                                      ----------------------- ----------------------    FOR COMMON      ACCUMULATED   STOCKHOLDERS
                                        SHARES     AMOUNT       SHARES     AMOUNT       STOCK SALES       DEFICIT        EQUITY
                                      ---------- -----------  ---------- -----------  ---------------   -----------   ------------
Balances, January 1, 1998             8,038,547  $37,226,125                          $(194,960)       $(14,510,231)   $22,520,934

Stock options exercised                  28,250       24,549                                                                24,549
Note receivable for common
stock sales                              10,000       30,600                            (30,600)
Cash collections on note
receivable                                                                                   10                                 10
Cancellation of note receivable
for common stock                        (40,000)    (194,960)                           194,960
Stock issued pursuant to
employee stock purchase plan             52,703      145,264                                                               145,264
Stock issued pursuant to 401(k)
plan employer match                      73,471      259,985                                                               259,985
Net loss                                                                                                 (1,488,311)    (1,488,311)
                                     ----------  -----------   --------   ----------   ---------       ------------   ------------
Balances, December 31, 1998           8,162,971   37,491,563                            (30,590)        (15,998,542)    21,462,431

Stock options exercised                  16,750       14,639                                                                14,639
Acquisition of treasury
stock                                                         (363,550)    (740,154)                                      (740,154)
Stock issued pursuant to
employee stock purchase plan             74,334       88,240                                                                88,240
Stock issued pursuant to 401(k)
plan employer match                      27,057       71,026                                                                71,026
Net loss                                                                                                 (4,791,383)    (4,791,383)
                                     ----------  -----------   --------   ----------   ---------       ------------   ------------
Balances, December 31, 1999           8,281,112   37,665,468  (363,550)    (740,154)    (30,590)        (20,789,925)    16,104,799

Stock options exercised                 101,320      336,489                                                               336,489
Compensation costs related
to stock options issued to
non-employee                                          33,760                                                                33,760
Stock issued pursuant to
employee stock purchase plan             80,021      125,034                                                               125,034
Net loss                                                                                                 (6,376,104)    (6,376,104)
                                     ----------  -----------  --------    ---------    --------        ------------    -----------
Balances, December 31, 2000           8,462,453  $38,160,751  (363,550)   $(740,154)   $(30,590)       $(27,166,029)   $10,223,978
                                     ==========  ===========  ========    =========    ========        ============    ===========

                       See notes to financial statements.

                                  VITALCOM INC.

                            STATEMENTS OF CASH FLOWS

                                                                                    YEARS ENDED DECEMBER 31,
                                                                   ---------------------------------------------------
                                                                        1998               1999               2000
                                                                        ----               ----               ----
Cash flows used in operating activities:
  Net loss ..................................................      $ (1,488,311)      $ (4,791,383)      $ (6,376,104)
  Adjustments to reconcile net loss to net cash
     used in  operating activities:
     Depreciation and amortization ..........................           735,338            693,027            681,239
     Provision for doubtful accounts and sales returns ......            79,934             (4,068)           (97,529)
     Common stock contribution to 401(k) plan ...............           259,985             71,026                 --
     Compensation costs related to stock options to
       non-employee .........................................                --                 --             33,760
     Loss on disposal of property ...........................             1,311              7,004             38,352
  Changes in operating assets and liabilities:
     Accounts receivable ....................................          (842,163)         2,309,971         (1,421,900)
     Inventories ............................................           420,600           (113,053)          (139,229)
     Prepaid expenses .......................................           128,815           (390,186)           396,437
     Other assets ...........................................           (81,959)            65,657             (7,635)
     Accounts payable .......................................          (155,757)            78,335          1,101,237
     Accrued payroll and related costs ......................          (393,168)           154,975             39,626
     Accrued warranty costs .................................          (210,797)          (241,151)            16,601
     Accrued liabilities ....................................          (642,420)          (142,919)             5,059
                                                                   ------------       ------------       ------------
     Net cash used in operating activities ..................        (2,188,592)        (2,302,765)        (5,730,086)

Cash flows from investing activities:
  Purchases of property and equipment .......................          (283,494)          (481,780)          (925,998)
  Proceeds from sale of short-term investments ..............           630,787             96,176          5,273,037
  Increase in restricted cash ...............................                --                 --         (2,500,000)
                                                                   ------------       ------------       ------------
     Net cash provided by (used in) investing activities ....           347,293           (385,604)         1,847,039

Cash flows from financing activities:
  Repayment of capital lease obligations.....................           (24,874)           (27,746)           (28,796)
  Cash collections on note receivable .......................                10                 --                 --
  Net proceeds from issuance of common stock ................           169,813            102,879            461,523
  Acquisition of treasury stock .............................                --           (740,154)                --
                                                                   ------------       ------------       ------------
     Net cash provided by (used in) financing activities ....           144,949           (665,021)           432,727

Net decrease in cash and cash equivalents ...................        (1,696,350)        (3,353,390)        (3,450,320)
Cash and cash equivalents, beginning of year ................        12,157,160         10,460,810          7,107,420
                                                                   ------------       ------------       ------------
Cash and cash equivalents, end of year ......................      $ 10,460,810       $  7,107,420       $  3,657,100
                                                                   ============       ============       ============

Supplemental disclosures of cash flow information:
  Interest paid .............................................      $     12,136       $      4,182       $     19,293
                                                                   ============       ============       ============
  Income taxes paid .........................................      $     19,861       $     26,365       $     25,172
                                                                   ============       ============       ============

Supplemental schedule of noncash transactions:
  Notes receivable for stock sales ..........................      $     30,600
  Cancellation of note receivable for stock .................      $    194,460

                       See notes to financial statements.

                                  VITALCOM INC.

                          NOTES TO FINANCIAL STATEMENTS

1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General and Nature of Operations -- VitalCom Inc. (the Company) provides computer networks and related communications products that acquire, interpret and distribute real-time patient monitoring information. The Company's computer and radio networks acquire physiological data generated by its own proprietary ECG monitors and other manufacturers' bedside equipment located throughout a healthcare facility. The Company's products are sold through a direct sales force to acute care hospitals and integrated healthcare delivery networks ("IHDNs") and on an Original Equipment Manufacturer ("OEM") basis to patient monitoring equipment manufacturers primarily located in the United States.

Management's Plans -- For the year ended December 31, 2000, the Company incurred a net loss of $6,376,104 and experienced a significant decrease in working capital. The Company's cost structure and operating results were negatively impacted by both continued increases in research and development expenses and the delay in the release of its Patient Net Wireless Network (Patient Net) product. The Patient Net product was released during the third quarter of 2000. The Company believes that the release of its Patient Net product will enable the Company to improve its operating performance during fiscal 2001. The Company plans to significantly reduce research and development expenses in fiscal 2001, and is presently re-negotiating the terms of its line of credit arrangement to release the restriction on cash. However, if management is unable to execute its business plan, the Company may need to obtain additional financing or restructure its operations. The Company believes that existing cash resources, cash flows from operations and line of credit facility will be sufficient to fund the Company's operations for at least the next twelve months.

Fair Value of Financial Instruments -- The Company's balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued liabilities. The Company considers the carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued liabilities in the financial statements to approximate fair value for these financial instruments because of the relatively short period of time between origination of the instruments and their expected realization.

Cash Equivalents -- Cash equivalents include highly liquid investments purchased with an original maturity date of three months or less. At December 31, 2000, the Company's cash equivalents were held primarily with two financial institutions.

Restricted Cash-- The Company has $2,500,000 in restricted cash included in a money market account pursuant to a secured lending arrangement with Silicon Valley Bank (Note 3).

Short-Term Investments -- The Company's short-term investments are classified as available for sale. The Company's short-term investments consist of commercial paper, money market funds and debt securities. Investments classified as available for sale are required to be recorded at fair value and any temporary difference between an investment's cost and its fair value is recorded as a separate component of stockholders' equity. As of December 31, 1999, the fair value of investments approximates investment cost. On December 31, 2000, the company had no short-term investments.

Inventories -- Inventories are stated at the lower of FIFO cost or market. The Company periodically reviews inventory quantities on hand and provides for excess and obsolete inventory based primarily on current production requirements and forecasted product demand.

Property -- Property is stated at cost. Depreciation is provided using the straight-line method and the double declining balance method over the estimated useful lives of the related assets, generally three to eight years. Leasehold improvements are amortized over the lesser of the estimated useful lives of the related improvements or the related lease term.

Long-Lived Assets -- The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 (SFAS No. 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed. The Company periodically reviews the carrying value of long-lived assets based on an undiscounted cash flow analysis to determine whether or not impairment to such value has occurred and has determined that there was no impairment at December 31, 2000.

Goodwill -- Goodwill represents the excess purchase cost over the net assets acquired and is amortized over 20 years using the straight-line method. The Company periodically evaluates the recoverability of goodwill based on an undiscounted cash flow analysis related to its product sales and has determined that there was no impairment of goodwill at December 31, 2000.

Revenue Recognition -- Revenues from both Enterprise-Wide Monitoring Systems and OEM products, which consist of both hardware and software, are recognized in accordance with Statement of Position No. 97-2 (SOP 97-2), Software Revenue Recognition, which was later amended in part by SOP 98-4, Deferral of the Effective Date of a Provision of SOP 97-2, Software Recognition (SOP 98-4). As of April 1, 1998, the Company adopted SOP 97-2, as amended by SOP 98-4. SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and supercedes the guidance contained in SOP 91-1, which the Company had previously been following. The Company generates a portion of its revenues from licensing rights to use its software products directly to end-users. The Company also generates revenues from sales of hardware and third party software, and implementation, training, and post contract support (maintenance) services performed for customers who license its products. A typical system contract contains multiple elements of two or more of the above items. In accordance with SOP 97-2, revenue is allocated to each element of the contract based on vendor specific evidence of each element's fair market value. Provided the fees are fixed and determinable and collection is considered probable, revenue from licensing rights and sales of hardware and third party software is recognized upon shipment. Revenue from implementation, training and software customization services is recognized as the corresponding services are performed. Maintenance revenue is recognized ratably over the contractual maintenance period.

Warranties -- The Company offers warranties of various lengths depending on the product and negotiated terms of purchase agreements with its customers. An estimate for warranty related costs based on historical experience are recorded at the time of sale.

Software Development Costs -- Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs would be capitalized in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Because the Company believes that its current process for developing software is essentially completed concurrently with the establishment of technological feasibility, no costs have been capitalized as of December 31, 1999 or 2000.

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

Comprehensive Loss -- In 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income. SFAS 130 establishes standards for the reporting and disclosure of comprehensive income (revenues, expenses, gains and losses) in a full set of general purpose financial statements. For the years ended December 31, 1998, 1999, and 2000 there was no difference between comprehensive loss and net loss as reported in the Company's financial statements.

Recent Accounting Pronouncements -- Statement of Financial Accounting Standards
(SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS 133 effective January 1, 2001. The adoption of SFAS 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

In December 1999, Staff Accounting Bulletin No. 101 (SAB 101) was issued to provide the Security and Exchange Commission's view in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company has adopted this statement during the fourth quarter of the year ended December 31, 2000. The adoption of SAB 101 did not have a material impact on the Company's results of operations.

In March 2000, the FASB issued Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation. FIN 44 is an interpretation of Accounting Principal Board's Opinion No. 25 Accounting for Stock Issued to Employees (APB 25). Among other matters, FIN 44 clarifies the application of APB 25 regarding the definition of employee for purposes of applying APB 25, the criteria for determining whether a plan qualifies as non compensatory and the accounting consequences of modifications to the terms of a previously issued stock options or similar awards. The Company adopted the provisions of FIN 44 in the third quarter of fiscal 2000. The adoption of FIN 44 did not have a material impact on the Company's results of operations.

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

Certain Risks and Concentrations.

Customer Concentrations -- The Company's OEM revenues, which represented 57.9%, 68.6% and 52.2% of the Company's total revenues in 1998, 1999 and 2000 respectively, have historically been concentrated in a small number of OEM customers. Approximately 46.0%, 60.9%, and 45.1% of 1998, 1999 and 2000 total revenues, respectively, were to three customers. Accounts receivable from these three customers accounted for 52.0%, 71.5%, and 58.7% of the Company's total accounts receivable at December 31, 1998, 1999, and 2000, respectively. The Company performs limited credit evaluations of its customers' financial condition, and generally requires no collateral from its customers. The loss of or a reduction in sales to, any such OEM customers would have a material adverse effect on the Company's business, operating results and financial condition. Further, sales of the Company's OEM products are dependent to a large extent upon the Company's OEM customers selling patient monitoring devices that include the Company's OEM products as necessary components. Any inability of such OEM customers to sell such systems, or any election by such OEM customers not to include the Company's products as components therein, could have a material adverse effect on the Company's business, operating results and financial condition.

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

Reclassifications -- Certain reclassifications have been made to the 1999 and 1998 financial statements to conform to the 2000 presentation.

2. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of the following at December 31:

                                   1999            2000
                                   ----            ----
Raw materials ...........      $  903,294      $1,187,185
Work-in-process .........          20,047          81,514
Finished goods ..........         581,611         375,482
                               ----------      ----------
                               $1,504,952      $1,644,181
                               ==========      ==========

3. REVOLVING LINE OF CREDIT

During the year ended December 31, 2000, the Company had a secured lending arrangement (the "Agreement") with Silicon Valley Bank, providing for a $5.0 million revolving line of credit agreement bearing interest at the bank's prime (9.5% at December 31, 2000) plus 0.5%. The bank does not have a security interest in any of the Company's assets until the Company is borrowing under the line of credit. In March 2001, the Company and the bank entered into a letter of commitment to extend the Agreement for 60 days. The extension to the Agreement included restrictive financial covenants that required the Company to maintain minimum liquidity levels, a $2.5 million restriction on cash and total liabilities to tangible net worth ratios, as well as specified annual and quarterly net loss (after taxes) amounts. At December 31, 2000, there were no borrowings outstanding under the Agreement and the Company was in compliance with all covenants under the agreement, except for a profitability covenant for which they have received a waiver. The Company has $5.0 million of cash availability under the extended terms of the Agreement.

4.  COMMITMENTS AND CONTINGENCIES

The Company leases its facilities and certain equipment under non-cancelable operating leases expiring at various dates through 2005.

     Future minimum lease payments under noncancelable operating leases are as follows:

                                    OPERATING
                                      LEASE
                                    ----------
Year ending December 31:
  2001 .......................      $  473,418
  2002 .......................         615,312
  2003 .......................         610,618
  2004 .......................         621,588
  2005 .......................         310,794
  Thereafter .................              --
                                    ----------
                                    $2,631,730
                                    ==========

The Company's rent expense was $349,832, $375,543, and $492,898 for the years ended December 31, 1998, 1999 and 2000, respectively.

The Company, in the normal course of business, is subject to various legal matters. Although it is too early to determine the ultimate outcome, in the opinion of management, the resolution of these matters will not have a material adverse effect on the financial statements of the Company.

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

      Selected information regarding the Company's product sectors is as follows:

                                                               ENTERPRISE-
                                                                  WIDE
                                                 OEM            MONITORING
                                               PRODUCTS         PRODUCTS           TOTAL
                                              -----------      -----------      -----------
Year ended December 31, 1998
  Net Sales ............................      $12,071,380      $ 8,787,546      $20,858,926
  Cost of Sales ........................        6,052,828        3,508,643        9,561,471
                                              -----------      -----------      -----------
  Gross Profit .........................      $ 6,018,552      $ 5,278,903      $11,297,455
                                              ===========      ===========      ===========
Year ended December 31, 1999
  Net Sales ............................      $11,144,445      $ 5,145,172      $16,289,617
  Cost of Sales ........................        5,545,323        2,043,164        7,588,487
                                              -----------      -----------      -----------
  Gross Profit .........................      $ 5,599,122      $ 3,102,008      $ 8,701,130
                                              ===========      ===========      ===========
Year ended December 31, 2000
  Net Sales ............................      $ 8,980,769      $ 8,221,713      $17,202,482
  Cost of Sales ........................        4,539,826        3,973,368        8,513,194
                                              -----------      -----------      -----------
  Gross Profit .........................      $ 4,440,943      $ 4,248,345      $ 8,689,288
                                              ===========      ===========      ===========

6. STOCKHOLDERS' EQUITY

During the year ended December 31, 1998, the Company issued 52,703 shares of its common stock under its Employee Stock Purchase Plan for net proceeds of $145,264; 73,471 shares of its common stock issued under the VitalCom Employee Stock 401(k) and Profit Sharing Plan for the employer match valued at $259,985 and 28,250 shares of its common stock for exercises of stock options under the 1993 Stock Option Plan for net proceeds of $24,549. During the year ended December 31, 1998, the Company also cancelled 40,000 shares of its common stock that were issued during 1997 under interest bearing, non-recourse notes for $194,960. The cancellations were due to the purchasers' forfeiting their right to purchase the shares. In addition, the Company also issued 10,000 shares of its common stock, under an interest-bearing, nonrecourse note in the amount of $30,600 and received net proceeds of $10 during 1998.

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

In April 1999, the Company implemented a stock repurchase program whereby up to 800,000 shares of its Common Stock could be purchased in the open market from time to time. In October 1999 the Company terminated its stock repurchase program. The Company repurchased 363,550 shares of Common Stock at a total aggregate price of $740,154.

During the year ended December 31, 2000, the Company issued 80,021 shares of its common stock under its Employee Stock Purchase Plan for net proceeds of $125,034 and 101,320 shares of its common stock for exercises of stock options under its 1993 and 1996 Stock Option Plans for net proceeds of $336,489. The Company also recorded compensation cost of $33,760 for stock options granted to a non-employee in exchange for services performed. This cost was calculated using the Black Scholes- option-pricing model using the following assumptions; expected volatility of 247%, risk free interest rate of 6%, no dividend yield and expected life of 10 years.

7. 401(k) AND PROFIT SHARING PLAN

The Company has a 401(k) and Profit Sharing Plan (Plan) which covers substantially all of its employees. Effective July 1, 1993, the Company amended its profit-sharing plan to include a 401(k) provision. The 401(k) provisions in the Plan allow eligible employees to contribute up to 15% of their income on a tax-deferred basis, subject to IRS discrimination and maximum dollar deferral rules. The Company, at its sole election, may make matching contributions to the Plan. The Board of Directors approved a discretionary employer matching contribution of $0.50 for each $1.00 the employee contributes on the first 12% of compensation deposited as elective contributions, subject to 401(k) Plan limitations and IRS regulations, for calendar years 1998, 1999, and 2000. The Company's matching contributions vest to employees at 25% per year for each full year of continuous service. The Company's 401(k) matching expense was $356,006, $336,116, and $303,265 for the years ended December 31, 1998, 1999 and 2000, respectively. For the year ended December 31, 2000 the Company's employer matching contribution was made in the Company's treasury stock after the end of 2000. For the year ended December 31, 1999 the Company's employer matching contribution was made in cash. For the year ended December 31, 1998 the Company's employer matching contribution was made in the Company's common stock at the end of each calendar quarter (Note 6).

The 401(k) and Profit Sharing Plan provides for an annual discretionary contribution to a self-directed employee trust in an amount to be determined by the Board of Directors, but limited to the amount allowable for income tax purposes. The Company's discretionary contributions vest to the employees at 10% per year for the first four years and 20% per year for years five through seven for each full year of continuous service, and are allocated based on employee compensation. The Company had no profit-sharing expense for the years ended December 31, 1998, 1999 and 2000.

8. STOCK BASED COMPENSATION PLANS

At December 31, 2000 the Company had three stock option plans and an employee stock purchase plan, which are described below. The Company accounts for these plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations (APB 25). In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation. As permitted by SFAS 123, the Company has chosen to continue to account for its stock-based compensation plans under APB 25 and provide the expanded disclosures specified in SFAS 123. No compensation expense has been recognized for its stock-based compensation plans.

Had compensation costs for the stock-based compensation plans been determined for the stock option plans and employee stock purchase plan using the provisions of SFAS 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                                  1998            1999            2000
                                                                  ----            ----            ----
Net loss...................................    As reported   $ (1,488,311)   $ (4,791,383)   $ (6,376,104)
                                               Pro forma       (2,728,095)     (6,253,899)     (7,975,048)

Net loss per basic and diluted share.......    As reported         $(0.18)         $(0.60)         $(0.79)
                                               Pro forma           $(0.33)         $(0.78)         $(0.99)

For purposes of estimating the compensation cost of the Company's option grants and employee stock purchase plan in accordance with SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in the years 1998, 1999 and 2000, respectively: expected volatility of 80%, 120%, and 247%; risk free interest rates of 6.25% in 1998, 6.33% in 1999, and 6.0% in 2000; no dividend yield; and expected lives of 10 years for the 1993 Stock Option Plan and the 1996 Stock Option Plan.

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

                                                                     WEIGHTED                    WEIGHTED
                                      NUMBER                         AVERAGE      NUMBER OF      AVERAGE
                                        OF             PRICE         EXERCISE      OPTIONS       EXERCISE
                                      SHARES         PER SHARE        PRICE      EXERCISABLE      PRICE
                                   --------------  ---------------- ----------- -------------- -------------
Balance, January 1, 1998......        1,674,178      $0.60-$15.75      $4.74        301,692        $5.09
Granted.......................        1,642,970       2.63---4.44       3.66
  Exercised...................          (28,250)      0.60---1.41       0.87
  Canceled....................       (1,800,801)      1.28---6.00       4.60
                                   -------------
Balance, December 31, 1998....        1,488,097       0.60---4.00       3.46        343,774         3.46
Granted.......................          424,040       1.50---3.00       2.29
  Exercised...................          (16,750)      0.60---1.28       0.87
  Canceled....................         (215,271)      0.60---5.72       3.73
                                   -------------
Balance, December 31, 1999....        1,680,116       0.60---6.00       3.18        601,094         3.42
Granted.......................          352,675       1.63---2.47       2.13
  Exercised...................         (101,320)      1.50---4.00       3.32
  Canceled....................         (275,845)      1.50---6.00       2.74
                                   -------------
Balance, December 31, 2000....        1,655,626      $0.60--$4.75      $3.02        858,449        $3.30
                                   =============

At December 31, 2000, 770,259 options were available for grant under the 1993 Option Plan and 1996 Option Plan.

The weighted average fair market value of each option granted under the 1993 Stock Option Plan and the 1996 Stock Option Plan in 1998, 1999 and 2000 was $3.49, $1.81 and $1.97, respectively.

The following table summarizes information about stock options outstanding under the 1993 Option Plan and the 1996 Option Plan at December 31, 2000:

                                                     OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                                  -----------------------------------------------------      -------------------------------
                                                 WEIGHTED AVERAGE
                                    NUMBER           REMAINING         WEIGHTED AVERAGE        NUMBER       WEIGHTED AVERAGE
  RANGE OF EXERCISE PRICES        OUTSTANDING    CONTRACTUAL LIFE       EXERCISE PRICE       EXERCISABLE     EXERCISE PRICE
  ------------------------        -----------    ----------------       --------------       -----------     --------------
$0.60--$2.00................         366,827         8.4 years             $   1.84            84,386           $  1.66
$2.38--$2.63................         140,713         9.6 years                 2.46               438              2.63
$3.00--$4.75................       1,148,086         7.3 years                 3.47           773,625              3.48
                                  ----------                                                 --------
                                   1,655,626         7.7 years             $   3.02           858,449           $  3.30
                                  ===========                                                ========

The Company has reserved an aggregate of 450,000 shares of Common Stock for issuance under its 1996 Employee Stock Purchase Plan (the "ESPP"). The ESPP was adopted by the Board of Directors in January 1996 and approved by the Company's stockholders prior to the consummation of the Company's initial public offering in February 1996. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended, and permits eligible employees of the Company to purchase Common Stock through payroll deductions of up to 10% of their compensation provided that no employee may purchase more than $25,000 worth of stock in any calendar year. The ESPP was implemented by an offering period commencing on February 14, 1996 and ending on the last business day in the period ending October 31, 1996. Each subsequent offering period (an "Offering Period") commences on the day following the end of the prior Offering Period and has a duration of six months. The price of Common Stock purchased under the ESPP is 85% of the lower of the fair market value of the Common Stock on the first or last day of each offering period. The ESPP will expire in the year 2006. In the years ended December 31, 1998, 1999 and 2000 the Company issued 52,703, 74,334, and 80,021 shares of Common Stock, respectively under the ESPP for $145,264, $88,240, and $125,034, respectively. At December 31, 2000,
$24,476 had been withheld from employee earnings for stock purchases under the ESPP.

The Company has reserved an aggregate of 60,000 shares of Common Stock for issuance under its 1996 Director Option Plan (the "Director Plan"). The Director Plan was adopted by the Board of Directors in February 1996. The Director Plan provides for the grant of an option to purchase a number of shares of Common Stock (the "First Option") to be determined by the incumbent Board of Directors to each non-employee director who first becomes a non-employee director after the effective date of the Director Plan. Annually, each outside director shall automatically be granted an option to purchase 4,000 shares (a "Subsequent Option"), provided he or she is then a non-employee director and, as of such date, he or she shall have served on the Board for at least the preceding six months. Each non-employee director will be eligible to receive a Subsequent Option, regardless of whether such non-employee director was eligible to receive a First Option. First Options and each Subsequent Option will have a term of ten years. One-quarter of the shares subject to a First Option will vest one year after their date of grant and an additional one-quarter will vest at the end of each year thereafter, provided that the optionee continues to serve as a director on such dates. Similarly, one-quarter of the shares subject to a Subsequent Option will vest one year after the date of the option grant and an additional one-quarter will vest at the end of each year thereafter, provided that the optionee continues to serve as a director on such date. The exercise prices of the First Option and each Subsequent Option will be 100% of the fair market value per share of the Company's Common Stock on the date of the grant of the option. At December 31, 1998, 1999 and 2000 there were no options outstanding and 60,000 shares were available for issuance.

9. INCOME TAXES

The Company accounts for income taxes under the provisions of SFAS No. 109 -- Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at tax rates expected to be in effect when such assets or liabilities are realized or settled.

The provision for income taxes is as follows:

                                                   YEAR ENDED DECEMBER 31,
                                         -----------------------------------------------
                                            1998              1999              2000
                                         -----------       -----------       -----------
Current:
  Federal                                $        --       $        --       $        --
  State                                       25,200            36,000            36,000
                                         -----------       -----------       -----------
                                              25,200            36,000            36,000
                                         -----------       -----------       -----------
Deferred:
  Federal                                   (804,805)       (1,496,320)       (1,850,117)
  State                                     (304,624)         (221,938)         (248,039)
                                         -----------       -----------       -----------
                                          (1,109,429)       (1,718,258)       (2,098,156)
                                         -----------       -----------       -----------
Change in valuation allowance              1,109,429         1,718,258         2,098,156
                                         -----------       -----------       -----------
                                         $    25,200       $    36,000       $    36,000
                                         ===========       ===========       ===========

A reconciliation of the provision for income taxes to the amount of income tax expense that would result from applying the federal statutory rate (35%) to loss before provision for income taxes is as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                      1998        1999        2000
                                                      ----        ----        ----
Income tax expense at statutory rate .........       (35.0)%     (35.0)%     (35.0)%
State tax expense, net of federal benefit ....         1.1         0.5         3.5
Research and development credits .............          --          --          --
Change in valuation allowance ................        32.5        34.3        29.2
Other ........................................         3.1         1.0         2.9
                                                     -----       -----       -----
                                                       1.7%        0.8%        0.6%
                                                     =====       =====       =====

Deferred tax assets and liabilities at December 31 are as follows:

                                                            1998              1999              2000
                                                            ----              ----              ----
Current:
  Accrued compensation and related costs                $   161,281       $   108,255       $   144,020
  Warranty reserves                                         324,491           259,887           228,294
  Sales returns and bad debt allowance                      127,298           148,260           106,479
  Inventory reserves                                        294,622           272,685           290,833
  Other                                                    (331,465)           69,309            54,675
                                                        -----------       -----------       -----------
                                                            576,227           858,396           824,301
Long-term:
  Amortization and depreciation                            (170,558)         (115,200)         (110,637)
  Net operating loss carryforward                         2,591,947         4,358,387         6,587,997
  Tax credit carryforward                                 1,244,799         1,185,273         1,252,975
  Deferred state taxes and other                                 --          (326,183)         (495,808)
                                                        -----------       -----------       -----------
                                                          3,666,188         5,102,277         7,234,527
                                                        -----------       -----------       -----------
 Valuation allowance                                     (4,242,415)       (5,960,673)       (8,058,828)
                                                        -----------       -----------       -----------
                                                        $        --       $        --       $        --
                                                        ===========       ===========       ===========

As of December 31, 2000, a valuation allowance of $8,058,828 has been provided based upon the Company's assessment of the future realizability of certain deferred tax assets, as it is more likely than not that sufficient taxable income will not be generated to realize these temporary differences.

At December 31, 2000, the Company had federal and state net operating loss carry forwards of approximately $17,000,000 and $8,000,000, respectively, which begin to expire in the years 2013 and 2002, respectively. At December 31, 2000, the Company had tax credit carry forwards for federal and state purposes of approximately $645,000 and $610,000, respectively, which will begin to expire in the years 2011 and 2012, respectively.

10. SUBSEQUENT EVENT

On March 12, 2001, the Company entered into a definitive agreement to merge with a wholly owned subsidiary of Data Critical Corporation, a leading provider of wireless patient monitoring systems. Under the merger agreement, VitalCom will become a wholly owned subsidiary of Data Critical, and VitalCom's shareholders will receive 0.62 shares of Data Critical common stock for each share of VitalCom common stock held. This exchange ratio is fixed, and will not be adjusted to reflect any increase or decrease in the market value of the Company's common stock, or any increase or decrease in the market value of Data Critical's common stock, that may occur between the date on which the merger agreement was signed and the effective date of the merger. Consummation of the merger is conditioned on approval by the respective stockholders of both companies, as well as certain other events. However, certain of VitalCom's stockholders, who hold an aggregate of approximately 61% of the Company's outstanding common stock, have entered into voting agreements with Data Critical. Under these voting agreements they have agreed to vote in favor of the proposed merger. These stockholders have also granted Data Critical irrevocable proxies to vote their shares in favor of the merger. The Company believes the proposed merger, if completed, will integrate the technologies of two hospital wireless market leaders and will result in a broader alarm notification and networking portfolio of products for the combined companies and their partners and customers.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information concerning the members of our Board of
Directors:

                                                                                                     DIRECTOR
   NAME OF DIRECTOR            AGE                  POSITION WITH THE COMPANY                         SINCE
   ----------------            ---                  -------------------------                         -----
Frank T. Sample                55     President, Chief Executive Officer and Chairman of the          1997
                                      Board of Directors
Elizabeth H. Weatherman        40     Director                                                        1995
Jack W. Lasersohn              48     Director                                                        1995
Timothy T. Weglicki            48     Director                                                        1995

Frank T. Sample joined us in October 1997 as our President and Chief Executive Officer and as a member of our Board of Directors. Before joining us, Mr. Sample served as Executive Vice President of IDX Systems Corporation (Nasdaq symbol "IDXC"). From 1990 to July 1997, when PHAMIS, Inc. was merged into IDX, he was President and Chief Executive Officer at PHAMIS, Inc., a provider of patient-centered medical record information systems. Prior to joining PHAMIS, he held executive management positions at TRW, Inc., Information Systems & Services Division and the Healthcare Services Group of Control Data Corporation. Mr. Sample holds a B.A. degree in Business Administration from Cleveland State University.

Elizabeth H. Weatherman has served as a member of our Board of Directors since August 2000. She is a Managing Director of E.M. Warburg, Pincus & Co., LLC where she has been a member of the Healthcare Group since 1988. Ms. Weatherman is responsible for Warburg Pincus' medical device investment activities. Ms. Weatherman currently also serves on the Board of Directors of American Medical Systems Holdings, Inc., a public company, as well as Wright Medical Group, Inc., Kyphon Inc., SURx, Inc. and EndiCOR Medical, Inc., all privately-held companies.

Jack W. Lasersohn has served as a member of our Board of Directors since June 1995. He has been a General Partner of The Vertical Group, L.P., a private venture capital firm, since its formation in 1989 by former principals of F. Eberstadt & Co., Inc. From 1981 to 1989, he was a Vice President and later a Managing Director of the venture capital division of F. Eberstadt & Co., Inc. Mr. Lasersohn also serves as a director of Masimo Corporation and of a number of privately held healthcare companies. He holds a B.S. and an M.A. from Tufts University, and a J.D. from Yale University.

Timothy T. Weglicki has served as a member of our Board of Directors since June 1995. Since December 1993, he has been principally employed as a Managing Member of ABS Partners, L.P., the General Partner of ABS Capital Partners, L.P., a private equity fund. Prior to that date, he was principally employed as a Managing Director of Alex Brown & Sons Incorporated where he established and headed its Capital Markets Group. Mr. Weglicki is a director of SciQuest, a provider of supply chain solutions for leading research enterprises, and a number of privately held information technology solutions and services companies. Mr. Weglicki holds an M.B.A. from the Wharton Graduate School of Business and a B.A. from The Johns Hopkins University.

BOARD MEETINGS AND COMMITTEES

Our Board of Directors held a total of nine (9) meetings during fiscal 2000. No director attended fewer than 75% of the meetings of the Board of Directors and committees thereof, if any, upon which such director served. The Board of Directors has an Audit Committee and an Executive Compensation Committee.

The Audit Committee was established in June 1995 and is responsible for reviewing the results and scope of the audit and other services provided by our independent auditors. The Audit Committee currently consists of directors Timothy T. Weglicki, Jack W. Lasersohn and Elizabeth H. Weatherman. The Audit Committee met six (6) times in fiscal 2000.

The Compensation Committee is responsible for the administration of our 1993 Stock Option Plan, our 1996 Stock Option Plan, our 1996 Director Option Plan and any future option plans that may be established, as well as determining which persons are to be granted options under such plans and the number of shares subject to such options. The Compensation Committee consists of directors Elizabeth H. Weatherman and Timothy T. Weglicki. The Compensation Committee met five (5) times in fiscal 2000.

DIRECTOR COMPENSATION

Our directors do not receive any fees for serving as such, nor do any directors receive any fees for serving on any committee of the Board of Directors. Directors are reimbursed by the Company for their out-of-pocket expenses in connection with attending any board or committee meeting. In addition, the directors participate in our 1996 Director Option Plan (the "Director Plan"). The Director Plan provides for the grant of an option to purchase a number of shares of common stock to be determined by the incumbent Board of Directors to each non-employee director, and each such director is automatically granted an option to purchase 4,000 shares of common stock each year, provided he or she is then a non-employee director and he or she has served on the Board of Directors for at least the preceding six months. The fist options and each subsequent option have terms of ten years. One quarter of the shares subject to a first option will vest one year after its date of grant and an additional one-quarter will vest at the end of each year thereafter, provided that the optionee continues to serve as a director. Similarly, one-quarter of the shares subject to a subsequent option will vest one year after the date of grant and an additional one-quarter will vest at the end of each year thereafter, provided that the optionee continues to serve as a director. The exercise price of such options will be 100% of the fair market value per share of the Company's common stock on the date of grant.

EXECUTIVE OFFICERS

In addition to Mr. Sample, the following persons are our executive officers:

NAME                                   AGE               POSITION
----                                   ---               --------
Warren J. Cawley..................     59     Vice President, Client Services Organization
John R. Graham....................     54     Vice President, Corporate Alliances
Stephen E. Hannah.................     41     Vice President, Research and Development/Product Management
Cheryl L. Isen ...................     39     Vice President, Corporate Communications/Marketing
Scott E. Lamb.....................     38     Senior Director of Finance, Controller

Warren J. Cawley, Vice President Client Services Organization -- Mr. Cawley joined us in 1985 and has also served as Vice President of Direct Sales and Vice President of OEM Sales, prior to assuming his current position of Vice President of Client Services Organization. Mr. Cawley's experience in marketing products to the medical community spans 25 years. He has held sales and management positions, launching successful products in pharmaceutical and laboratory diagnostics with SmithKline Beechman, disposable products with Bergen Brunswig and electronics with Cavitron. Mr. Cawley holds both M.B.A. and B.S. degrees from the University of Southern California.

John R. Graham, Vice President Corporate Alliances -- Mr. Graham joined us in 1989 as the Vice President of Corporate Alliances and has increased OEM Sales almost four fold since then. Prior to joining us, Mr. Graham founded and managed a medical device company that produced innovative VHF telemetry anesthesiology devices. He has also held several management positions with Electronics for Medicine/Honeywell and other electronics firms and medical institutions. Mr. Graham holds a M.S. degree in Bioengineering from Columbia University, New York and a B.S.E.E. degree from Northeastern University, Boston.

Stephen E. Hannah, Vice President, Research and Development/Product Management - Mr. Hannah joined us in December 1998 as Vice President, Research and Development/Product Management. Prior to joining us, Mr. Hannah led Product Development, Systems Engineering at Sony Trans Com Inc. Prior to Sony, Mr. Hannah developed hardware and software products and managed large development projects at Hughes Aircraft Company. Mr. Hannah holds a B.S. degree in Computer Engineering from the University of Michigan.

Cheryl L. Isen, Vice President, Corporate Communications/Marketing - Ms. Isen joined us in January 1998 as Senior Director of Corporate Communications and was promoted to Vice President, Corporate Communications/Marketing in January 1999. Prior to joining us, Ms. Isen served as Senior Director of Corporate Communications at PHAMIS, Inc., which merged with IDX Systems in 1997, where she was responsible for company-wide communications. Prior to PHAMIS, Inc., Ms. Isen was Manager of Marketing Communications for the Target Marketing Services division of TRW. Ms. Isen holds a B.A. degree in Journalism and Marketing from San Diego State University.

Scott E. Lamb, Senior Director of Finance, Controller -- Mr. Lamb joined us in July 2000 as Senior Director of Finance and Corporate Controller. Before joining us, Mr. Lamb served as Controller at Iteris, Inc., a start-up company that delivers critical information to motorists. Prior to Iteris, Mr. Lamb was a Division Controller from 1995 to 1999 for Datum Inc., a manufacturer of synchronization equipment for the telecommunications industry, and held various other positions at the company from 1990 to 1995. Mr. Lamb holds a B.A. degree in International Business Finance from California State University Fullerton and a M.B.A. degree in Business Administration from the University of Redlands.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation earned by (i) the Company's Chief Executive Officer, and (ii) the four most highly compensated other executive officers of the Company (collectively, the "Named Executive Officers") for services rendered in all capacities to VitalCom during the years ended December 31, 1998, 1999 and 2000:

                           SUMMARY COMPENSATION TABLE

                                                                                                               LONG-TERM
                                                                                            OTHER         COMPENSATION AWARDS
                                                                                            ANNUAL     ---------------------------
                                                            ANNUAL COMPENSATION          COMPENSATION  SECURITIES      ALL OTHER
                                                     ---------------------------------   ------------  UNDERLYING     COMPENSATION
      NAME AND PRINCIPAL POSITION              YEAR  SALARY($)(4)         BONUS ($)(1)       ($)(2)    OPTIONS(#)        $(5)
      ---------------------------              ----  ------------         ------------       ------    ----------        ----
Frank T. Sample ............................   2000     $292,595            $     --           --           --        $  1,898
    President, Chief Executive Officer and     1999      291,764                  --           --           --           2,592
    Chairman of the Board                      1998      294,958              20,000           --           --           2,112
Warren J. Cawley ...........................   2000      144,810                  --           --           --           1,241
     Vice President, Client Services           1999      146,977                  --           --        7,500           3,229
                                               1998      144,810                  --           --        8,500           1,842
Stephen E. Hannah ..........................   2000      162,026                  --           --       40,000           1,366
     Vice President, R&D/Product               1999      140,512              25,000           --       60,000             275
     Management                                1998           --                  --                        --              --
John R. Graham .............................   2000      152,209              11,232           --       30,000           1,278
     Vice President, Corporate Alliances       1999      145,651              19,391           --       10,000           2,070
                                               1998      145,000              18,764           --       12,000           1,325
Cheryl L. Isen .............................   2000      132,458                  --           --       30,000           1,132
     Vice President, Corporate                 1999      117,240                  --           --       15,000             202
     Communications/Marketing(3)               1998      110,410               7,500           --       25,000             245

------------

(1) Represents amounts paid or accrued under our Management Bonus Plan for which senior management is eligible. The amount of a particular employee's bonus varies depending on salary level, position with the Company and the operating results.

(2) In accordance with the rules of the Securities and Exchange Commission, other compensation in the form of prerequisites and other personal benefits has been omitted in those cases where the aggregate amount of such prerequisites and other personal benefits constituted less than the lesser of $50,000 or 10% of the total annual salary and bonus for the Named Executive Officer for such year.

(3)     Ms. Isen became an officer of the Company in February 1999.

(4) Amounts include contributions paid by the Company under its 401(k) and Profit Sharing Plan.

(5) Represents premiums paid by the Company on insurance policies for the benefit of the Named Executive Officer.

                              OPTION GRANTS IN 2000

The following table sets forth information with respect to stock options granted to each of the Named Executive Officers during the year ended December 31, 2000.

                                                   INDIVIDUAL GRANTS
                        --------------------------------------------------------------------------
                          NUMBER OF            % OF TOTAL
                          SECURITIES          OPTIONS/SARS
                          UNDERLYING           GRANTED TO
                         OPTIONS/SARS         EMPLOYEES IN      EXERCISE OR BASE
     NAME               GRANTED (#)(1)          2000 (%)          PRICE ($/SH)     EXPIRATION DATE
     ----               --------------          --------          ------------     ---------------
Frank T. Sample .....            --                --                     --                 --
John R. Graham ......        30,000               8.5%          $     1.9375         04/27/2010
Stephen E. Hannah ...        40,000              11.3%          $     1.9375         04/27/2010
Cheryl L. Isen ......        30,000               8.5%          $     1.9375         04/27/2010

------------

(1) All of these stock option grants were pursuant to our 1993 Stock Option Plan, as amended, and are subject to the terms of that plan. These options were granted at exercise prices equal to the fair market value of our common stock as determined by our Board of Directors on the date of grant. Unless otherwise indicated, options granted vest as to 25% of the shares subject to the option on the first anniversary of the date of grant and as to 6.25% of the shares subject to the option quarterly thereafter.

                       AGGREGATED OPTION EXERCISES IN 2000
                           AND YEAR-END OPTION VALUES

The following table sets forth information with respect to exercises of stock options during the year ended December 31, 2000 by each of the Named Executive Officers, the number of options held at year end and the aggregate value of the "in-the-money" options held at December 31, 2000.

                                                                    NUMBER OF SECURITIES
                                     SHARES                        UNDERLYING OPTIONS AT YEAR-    VALUE OF UNEXERCISED IN-THE-
                                    ACQUIRED ON   VALUE REALIZED    END (#) EXERCISABLE/            MONEY OPTIONS AT YEAR-END
   NAME                             EXERCISE (#)        ($)              UNEXERCISABLE           EXERCISABLE/UNEXERCISABLE(1)($)
   ----                             ------------  --------------   ---------------------------   -------------------------------
Frank T. Sample ............            --               --           536,250 / 243,750                $0 / $0
Warren J.  Cawley ..........            --               --            51,910 / 15,207              $2,925 / $0
John R. Graham .............            --               --            62,507 / 50,610              $2,925 / $0
Stephen E. Hannah ..........            --               --            25,625 / 74,375                 $0 / $0
Cheryl L. Isen .............            --               --            19,687 / 50,313                 $0 / $0

------------

(1) The closing price of our common stock on December 31, 2000 was $1.25 per share.

COMPENSATION COMMITTEE INTERLOCKS

The Compensation Committee was formed in December 1997 and the members of the Compensation Committee are Ms. Weatherman and Mr. Weglicki. Neither of these individuals was at any time during the year ended December 31, 2000, or at any other time, an officer or employee of the Company. No member of the Compensation Committee serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information known to us regarding the beneficial ownership of our common stock as of March 16, 2001 as to (i) each person known by us to own beneficially more than five percent of the outstanding shares of our common stock, (ii) each of our directors, (iii) each Named Executive Officer, and (iv) all directors and executive officers as a group. Unless otherwise indicated, the address for each stockholder is care of VitalCom Inc, 15222 Del Amo Avenue, Tustin, California 92780.

                                                                              SHARES BENEFICIALLY OWNED
                                                                          ------------------------------
                          NAME AND ADDRESS                                  NUMBER               PERCENT
-----------------------------------------------------------------------   ---------              -------
Warburg, Pincus Ventures, L.P.(1)......................................   3,915,181                44.1%
     466 Lexington Avenue, 10th Floor
     New York, NY 10017
ABS Capital Partners, L.P.(2)..........................................     457,062                 5.2
     One South Street
     Baltimore, MD 21202
Frank T. Sample(3).....................................................     623,971                 7.0
Elizabeth H. Weatherman(4).............................................   3,915,181                44.1
Jack W. Lasersohn (5)..................................................     274,141                 3.1
Timothy T. Weglicki(6).................................................     457,062                 5.2
Warren J. Cawley(7)....................................................     122,956                 1.4
John R. Graham(8)......................................................     215,040                 2.4
Stephen E. Hannah(9)...................................................      43,673                 *
Cheryl L. Isen(10).....................................................      38,914                 *
Scott E. Lamb..........................................................          --                 *
All executive officers and directors as a Group (9 persons)(11)........   5,690,938                64.1

------------

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days of April 2, 2001 are deemed outstanding for computing the percentage of the person holding such option but are not outstanding for purposes of computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

*       Less than one percent of the outstanding common stock.

(1) The sole general partner of Warburg, Pincus Ventures, L.P. ("Ventures") is Warburg, Pincus & Co., a New York general partnership ("WP"). E.M. Warburg, Pincus & Co., LLC, a New York limited liability company ("EMW LLC"), manages Ventures. The members of EMW LLC are substantially the same as the partners of WP. Lionel I. Pincus is the managing partner of WP and the managing member of EMW LLC and may be deemed to control both WP and EMW LLC. WP has a 15% interest in the profits of Ventures as the general partner, and also owns approximately 1.5% of the limited partnership interests in Ventures. Elizabeth H. Weatherman, one of our directors, is a Managing Director and a member of EMW LLC and a general partner of WP. As such, Ms. Weatherman may be deemed to have an indirect pecuniary interest (within the meaning of Rule 16a-1 under the Exchange
        Act) in an indeterminate portion of the shares beneficially owned by Ventures and WP. See Note 4 below.

(2) The sole general partner of ABS Capital Partners, L.P. ("ABS Capital") is ABS Partners, L.P. ("ABS Partners"). Timothy T. Weglicki, one of our directors, is a general partner of ABS Partners. See Note 6 below.

(3) Includes 585,000 shares issuable upon exercise of options exercisable within 60 days of April 1, 2001.

(4) All of the shares indicated as owned by Ms. Weatherman are owned directly by Ventures and are included because of her affiliation with Ventures. Ms. Weatherman disclaims "beneficial ownership" of these shares within the meaning of Rule 13d-3 under the Exchange Act. See Note 1 above.

(5) Of the shares indicated as owned by Mr. Lasersohn, one of our directors, 9,700 are owned directly by Vertical Life Sciences, L.P., of which Vertical is the sole general partner, and 264,441 are owned directly by Vertical Fund, and all of such shares are included because of Mr. Lasersohn's affiliation with those entities. Because of that affiliation, Mr. Lasersohn may be deemed to have an indirect pecuniary interest in an indeterminate portion of the shares beneficially owned by Vertical Life Sciences, L.P., Vertical Fund and Vertical. Mr. Lasersohn disclaims "beneficial ownership" of these shares within the meaning of Rule l3d-3 under the Exchange Act.

(6) All of the shares indicated as owned by Mr. Weglicki are owned directly by ABS Capital and are included because of his affiliation with that entity. Because of that affiliation, Mr. Weglicki may be deemed to have an indirect pecuniary interest in an indeterminate portion of the shares beneficially owned by ABS Capital and ABS Partners. Mr. Weglicki disclaims "beneficial ownership" of these shares within the meaning of Rule 13d-3 under the Exchange Act. See Note 2 above.

(7) Includes 54,786 shares issuable upon exercise of stock options exercisable within 60 days of April 1, 2001.

(8) Includes 73,882 shares issuable upon exercise of stock options exercisable within 60 days of April 1, 2001.

(9) Includes 39,375 shares issuable upon exercise of stock options exercisable within 60 days of April 1, 2001.

(10) Includes 29,689 shares issuable upon exercise of stock options exercisable within 60 days of April 1, 2001.

(11) Includes 782,732 shares issuable upon exercise of stock options exercisable within 60 days of April 1, 2001 and 3,915,181, 457,062, 264,441 and 9,700 shares owned directly by Ventures, ABS, Vertical Fund and Vertical Life Sciences, L.P., respectively. See notes 4, 5 and 6 above.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act ("Section 16(a)") requires our executive officers and directors, and persons who own more than ten percent of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") and the National Association of Securities Dealers, Inc. Executive officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal 2000, all reporting persons complied with all Section 16(a) filing requirements applicable to them.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In October 1997 and renewed in October 2000, the Company entered into an employment agreement with Mr. Sample in connection with his appointment as President and Chief Executive Officer. The agreement provides for a three-year employment term, subject to early termination in the event of the death or disability of Mr. Sample or as otherwise provided therein. The Company may terminate Mr. Sample's employment with or without "Just Cause" (as defined in the employment agreement), but in the event such termination is without "Just Cause", Mr. Sample will be entitled to receive severance pay at his then current salary for a period of twelve months following such termination.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)     The following documents are filed as part of this Form 10-K:

                (1) Our Financial Statements and the related Report of Deloitte and Touche LLP (See Item 8)

                (2)     Financial Statement Schedules.

                        The following financial statement schedule of VitalCom is filed as part of this report and should be read in conjunction our Financial Statements.

                                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                                   BALANCE AT   CHARGED TO                     BALANCE
                                                                   BEGINNING    COSTS AND                       END
DESCRIPTION                                                        OF PERIOD    EXPENSES       DEDUCTIONS     OF PERIOD
-----------                                                        ---------    --------       ----------     ---------
Allowance for Doubtful Accounts and Sales Returns:
  December 31, 1998 ...................................            $ 270,213    $ 79,934       $     --        $350,147
  December 31, 1999 ...................................              350,147          --         (4,068)        346,079
  December 31, 2000 ...................................              346,079          --        (97,528)        248,551


                                                                   BALANCE AT   CHARGED TO                     BALANCE
                                                                   BEGINNING    COSTS AND                       END
DESCRIPTION                                                        OF PERIOD    EXPENSES       DEDUCTIONS     OF PERIOD
-----------                                                        ---------    --------       ----------     ---------
Allowance for Excess and Obsolete Inventory:
  December 31, 1998 ...................................            $ 728,738    $ 263,640      $ (304,651)    $ 687,727
  December 31, 1999 ...................................              687,727       32,389         (83,597)      636,519
  December 31, 2000 ...................................              636,519      265,093        (222,729)      678,883

All other schedules are omitted because they are inapplicable or because the requested information is shown in our financial statements or in the related notes thereto.

                (3) Exhibits (numbered in accordance with Item 601 of Regulation S-K)


        (b) Reports on Form 8-K:

            Not applicable

        (c) Exhibits

      EXHIBIT
         NO.                         DESCRIPTION OF EXHIBIT
         ---                         ----------------------
        3.1     Amended and Restated Certificate of Incorporation of the
                Registrant, as currently in effect.(1)

        3.2 Amended and Restated Bylaws of the Registrant, as currently in effect.(1)

        4.1     Specimen Common Stock Certificate.(1)

        4.2     Form of Voting Agreement among the Registrant, Warburg, Pincus
                Ventures, L.P., ABS Capital Partners, L.P. and Donald W. Judson.
                (1)

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

        10.11 Loan Agreement between the Registrant and Silicon Valley Bank dated February 26, 1993, as amended through August 6, 1996.(1)

        10.12   Common Stock Purchase Agreement dated July 14, 1998 between the
                Registrant and Irwin & Browning, Inc.(10)

        10.13   Silicon Valley Bank Amendment to Loan Agreement.(6)

        10.14   Second amendment to lease dated August 30, 1999 between Catellus
                Finance 1, L.L.C. as Landlord and Registrant as Tenant.(*)

        10.15 Agreement and Plan of Merger dated as of March 12, 2001 among the Registrant, Data Critical Corporation and Viper Acquisition
                Corp.(*)

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

                                       VitalCom Inc.


                                       By:       /s/ Frank T. Sample
                                          -------------------------------------
                                                    Frank T. Sample
                                          President and Chief Executive Officer


                                POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Frank T. Sample as his or her attorney-in-fact, with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on March 29, 2001 in the capacities indicated.

SIGNATURE                                   TITLE
---------                                   -----
/s/ Frank T. Sample                         Chairman of the Board,
------------------------------------        President and Chief Executive Officer
Frank T. Sample                             (Principal Executive Officer)



/s/ Scott E. Lamb                           Senior Director of Finance, Controller
------------------------------------        (Principal Financial and
Scott E. Lamb                               Accounting Officer)



/s/ Elizabeth H. Weatherman                 Director
------------------------------------
Elizabeth H. Weatherman



/s/ Jack W. Lasersohn                       Director
------------------------------------
Jack W. Lasersohn



/s/ Timothy T. Weglicki                     Director
------------------------------------
Timothy T. Weglicki

                                  EXHIBIT INDEX

                                                                                    SEQUENTIALLY
      EXHIBIT                                                                          NUMBERED
        NO.                       DESCRIPTION OF EXHIBIT                                PAGES
        ---                       ----------------------                                -----
        3.1     Amended and Restated Certificate of Incorporation of the
                Registrant, as currently in effect.(1)

        3.2 Amended and Restated Bylaws of the Registrant, as currently in effect.(1)

        4.1     Specimen Common Stock Certificate.(1)

        4.2     Form of Voting Agreement among the Registrant, Warburg, Pincus
                Ventures, L.P., ABS Capital Partners, L.P. and Donald W. Judson.
                (1)

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

        10.11 Loan Agreement between the Registrant and Silicon Valley Bank dated February 26, 1993, as amended through August 6, 1996.(1)

        10.12   Common Stock Purchase Agreement dated July 14, 1998 between the
                Registrant and Irwin & Browning, Inc.(10)

        10.13   Silicon Valley Bank Amendment to Loan Agreement.(6)

        10.14   Second amendment to lease dated August 30, 1999 between Catellus
                Finance 1, L.L.C. as Landlord and Registrant as Tenant.(*)

        10.15 Agreement and Plan of Merger dated as of March 12, 2001 among the Registrant, Data Critical Corporation and Viper Acquisition
                Corp.(*)

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