Form 10-Q
period 2001-03-31
VITALCOM INC
filed 2001-05-14
CIK 1006026

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       MARCH 31, 2001
                                ------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________


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

Yes [X]  No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 4, 2001, there were 8,330,933 shares outstanding of the issuer's common stock.

                                  VITALCOM INC.

                                      INDEX

                                     PART I



                                                                            Page
                                                                            ----
Item 1.  Financial Statements                                                 3
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            9
Item 3.  Quantitative and Qualitative Disclosures about Market Risk          12

                                     PART II

Item 5.  Other Information                                                   12
Item 6.  Exhibits and Reports on Form 8-K                                    12

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  VITALCOM INC.
                                 BALANCE SHEETS


                                                          -------------------------------
                                                            MARCH 31,        DECEMBER 31,
                                                              2000               2000
                                                          ------------       ------------
                                                          (UNAUDITED)         (AUDITED)
                                    ASSETS
Current assets
      Cash and cash equivalents                           $  1,004,888       $  3,657,100
      Restricted cash                                        2,500,000          2,500,000
      Accounts receivable, net                               5,451,261          3,828,821
      Inventories                                            1,667,101          1,644,181
      Prepaid expenses                                         157,158            134,396
                                                          ------------       ------------
       Total current assets                                 10,780,408         11,764,498

Property
      Machinery and equipment                                1,814,829          1,777,578
      Office furniture and computer equipment                2,258,901          2,266,527
      Leasehold improvements                                   200,278            200,419
                                                          ------------       ------------
                                                             4,274,008          4,244,524
      Less accumulated amortization and depreciation        (2,685,694)        (2,536,061)
                                                          ------------       ------------
       Property, net                                         1,588,314          1,708,463

Other assets                                                    63,476             75,872
Goodwill, net                                                  382,350            390,485
                                                          ------------       ------------
                                                          $ 12,814,547       $ 13,939,318
                                                          ============       ============

The accompanying notes are an integral part of these financial statements.

                                  VITALCOM INC.
                          BALANCE SHEETS - (CONTINUED)


                                                                                   -------------------------------
                                                                                     MARCH 31,        DECEMBER 31,
                                                                                       2000               2000
                                                                                   ------------       ------------
                                                                                    (UNAUDITED)         (AUDITED)
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                             $  1,515,866       $  1,609,559
      Accrued payroll and related costs                                                 669,519            999,488
      Accrued warranty costs                                                            528,316            532,898
      Other accrued liabilities                                                         700,136            573,395
                                                                                   ------------       ------------
         Total current liabilities                                                    3,413,837          3,715,340

Stockholders' equity:
      Common stock, including paid-in capital, $0.0001 par value;
         25,000,000 shares authorized, 8,462,453 shares issued and 8,098,903 shares outstanding at December 31, 2000; 8,462,453 shares issued and
         8,266,419 shares outstanding at March 31, 2001                              38,160,751         38,160,751
      Note receivable for common stock sales                                            (30,590)           (30,590)
      Treasury stock, at cost                                                          (397,334)          (740,154)
      Accumulated deficit                                                           (28,332,117)       (27,166,029)
                                                                                   ------------       ------------
         Net stockholders' equity                                                     9,400,710         10,223,978
                                                                                   ------------       ------------
                                                                                   $ 12,814,547       $ 13,939,318
                                                                                   ============       ============


The accompanying notes are an integral part of these financial statements.

                                  VITALCOM INC.
                            STATEMENTS OF OPERATIONS


                                                      -----------------------------
                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                         2001              2000
                                                      -----------       -----------
                                                               (UNAUDITED)
Revenues                                              $ 5,201,338       $ 3,102,884

Cost of revenues                                        2,498,283         1,838,126
                                                      -----------       -----------

Gross profit                                            2,703,055         1,264,758

Operating expenses:
  Sales and marketing                                   1,493,839         1,611,526
  Research and development                              1,539,774         1,808,503
  General and administrative                              877,822           578,487
                                                      -----------       -----------
      Total operating expenses                          3,911,435         3,998,516

                                                      -----------       -----------
Operating loss                                         (1,208,380)       (2,733,758)

Other income, net                                          51,292           166,314

                                                      -----------       -----------
Loss before provision for income taxes                 (1,157,088)       (2,567,444)

Provision for income taxes                                  9,000             9,000

Net loss                                              $(1,166,088)      $(2,576,444)
                                                      ===========       ===========


Net loss per basic and diluted common share           $     (0.14)      $     (0.32)
                                                      ===========       ===========

Weighted average basic and diluted common shares        8,180,800         7,934,416
                                                      ===========       ===========


The accompanying notes are an integral part of these financial statements.

                                  VITALCOM INC.
                            STATEMENTS OF CASH FLOWS


                                                                         -------------------------------
                                                                               THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                             2001               2000
                                                                         ------------       ------------
                                                                                   (UNAUDITED)
Cash flows from operating activities:
      Net loss                                                           $ (1,166,088)      $ (2,576,443)
      Adjustments to reconcile net loss to net cash
        used in operating activities:
      Depreciation and amortization                                           157,730            174,434
      Loss on disposal of property                                                 38                 --
      Changes in operating assets and liabilities:
         Accounts receivable                                               (1,622,440)           205,266
         Inventories                                                          (22,921)           154,199
         Prepaid expenses and other assets                                    (10,366)            96,046
         Accounts payable                                                     (93,692)          (124,893)
         Accrued payroll and related costs(1)                                  12,851           (325,968)
         Income tax payable                                                     2,634                 --
         Accrued warranty costs                                                (4,582)           (15,551)
         Accrued liabilities                                                  124,108            213,725
                                                                         ------------       ------------
               Net cash used in operating activities                       (2,622,728)        (2,199,185)

Cash flows from investing activities:
      Purchases of property                                                   (29,485)          (182,115)
      Proceeds from sale of short-term investments                                 --          5,273,037
                                                                         ------------       ------------
               Net cash (used in) provided by investing activities            (29,485)         5,090,922

Cash flows from financing activities:
      Repayment of capital lease obligation and long-term debt                     --             (7,388)
      Net proceeds from issuance of common stock                                   --            113,992
                                                                         ------------       ------------
               Net cash  provided in financing activities                          --            106,604

               Net increase (decrease) in cash and cash equivalents        (2,652,213)         2,998,341

Cash and cash equivalents, beginning of period                              3,657,100          7,107,420
                                                                         ------------       ------------
Cash and cash equivalents, end of period                                 $  1,004,888       $ 10,105,761
                                                                         ============       ============

Supplemental disclosures of cash flow information:
  Interest paid                                                          $      6,282       $        624
                                                                         ============       ============
  Income taxes paid                                                      $      6,366       $      4,900
                                                                         ============       ============

(1) Includes a non-cash reduction of $342,820 from the issuance of treasury stock used for the Company's matching contribution to its 401(k) plan.


The accompanying notes are an integral part of these financial statements.

                                  VITALCOM INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. BASIS OF PRESENTATION

The interim condensed financial statements included herein have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2000 and filed with the SEC. In the opinion of management, the condensed financial statements included herein reflect all normal, recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 20001 and the results of its operations and its cash flows for the three-month period ended March 31, 2001 and 2000. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

For the year ended December 31, 2000, the Company incurred a net loss of $6,376,104 and experienced a significant decrease in working capital. For the first quarter ended March 31, 2001 the Company incurred a net loss, including expenses related to its proposed merger with Data Critical, of $1,166,088. In 2000, the Company's cost structure and operating results were negatively impacted by both continued increases in research and development expenses and the delay in the release of its PatientNet Wireless Network (PatientNet) product. The PatientNet product was released during the third quarter of 2000. The Company believes that the release of its PatientNet product will enable the Company to improve its operating performance during fiscal 2001. The Company began this quarter to reduce research and development expenses for fiscal 2001 and is presently re-negotiating the terms of its line of credit. However, if management is unable to execute its business plan, the Company may need to obtain additional financing or restructure its operations. The Company believes that existing cash resources, cash flows from operations and line of credit facility will be sufficient to fund the Company's operations for at least the next twelve months.

2. PENDING MERGER

On March 12, 2001, we entered into a definitive agreement to merge with a wholly owned subsidiary of Data Critical Corporation, a leading provider of wireless patient monitoring systems. Under the merger agreement, VitalCom will become a wholly owned subsidiary of Data Critical, and our stockholders will receive 0.62 shares of Data Critical common stock for each share of VitalCom common stock held (other than shares with respect to which appraisal rights under Delaware law have been properly exercised). This exchange ratio is fixed, and will not be adjusted to reflect any increase or decrease in the market value of our common stock, or any increase or decrease in the market value of Data Critical's common stock, that may occur between the date on which the merger agreement was signed and the effective date of the merger. Consummation of the merger is conditioned on approval by the respective stockholders of both companies, as well as certain other events. However, certain of our stockholders, who hold an aggregate of approximately 61% of our outstanding common stock, have entered into voting agreements with Data Critical. Under these voting agreements they have agreed to vote in favor of the proposed merger. These stockholders have also granted Data Critical irrevocable proxies to vote their shares in favor of the merger.

Meetings of Data Critical stockholders and VitalCom stockholders for the purpose of obtaining the necessary stockholder approvals have been scheduled to be held on June 7, 2001. Additional information concerning the proposed merger is contained in the joint proxy statement/prospectus pertaining to those meetings.

3. NET LOSS PER SHARE

Net loss per share is computed by dividing net loss by the weighted average number of common and common equivalent shares outstanding. For the three-month periods ended March 31, 2001 and 2000, the diluted weighted average shares were equal to the basic weighted average shares due to the anti-dilutive effect the conversion of options would have given the Company's net loss for the period.

4. STOCK PLANS AND STOCKHOLDERS' EQUITY

Stock Option Plans - The following is a summary of stock option transactions under the 1993 Stock Option Plan (the "1993 Plan") and 1996 Stock Option Plan (the "1996 Plan") for the three months ended March 31, 2001:

                                                                           NUMBER OF
                                   NUMBER OF           PRICE PER            OPTIONS
                                     SHARES              SHARE            EXERCISABLE
                                  ------------     ---------------        -----------
Balance, December 31, 2000           1,655,626       $0.60 to $4.75         858,449
  Granted                                7,000       $1.94 to $2.00
  Exercised                                  0             --
  Canceled                             (17,526)      $1.88 to $4.00
                                  ------------
Balance, March 31, 2001              1,645,100       $0.60 to $4.75         937,188
                                  ============

At March 31, 2001, 780,785 shares were available for the grant of additional options under the 1993 Plan and 1996 Plan.

There were no stock transactions under the 1996 Director Option Plan (the "Director Plan") for the three months ended March 31, 2001. At March 31, 2001, 60,000 shares were available for the grant of additional options under the Director Plan and no options were exercisable.

The Company has reserved an aggregate of 450,000 shares of Common Stock for issuance under its 1996 Employee Stock Purchase Plan (the "ESPP"). The ESPP was adopted by the Board of Directors in January 1996 and approved by the Company's stockholders prior to the consummation of the Company's initial public offering in February 1996. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended, and permits eligible employees of the Company to purchase Common Stock through payroll deductions of up to 10% of their compensation provided that no employee may purchase more than $25,000 worth of stock in any calendar year. The ESPP was implemented by an offering period commencing on February 14, 1996 and ending on the last business day in the period ending October 31, 1996. Each subsequent offering period (an "Offering Period") commences on the day following the end of the prior Offering Period and has a duration of six months. The price of Common Stock purchased under the ESPP is 85% of the lower of the fair market value of the Common Stock on the first or last day of each offering period. The ESPP will expire in the year 2006 In the years ended December 31, 1998, 1999 and 2000 the Company issued 52,703, 74,334 and 80,021 shares of Common Stock, under the ESPP for $145,264, $88,240 and $125,034 respectively. During the three months ended March 31, 2001, $57,083 has been withheld from employee earnings for stock purchases under the ESPP.

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

Selected information regarding the Company's product sectors is as follows:

                                                                Enterprise-
                                                    OEM            Wide
                                                  Products        Systems          Total
                                                 ----------     ------------     ----------
Three months ended March 31, 2001
     Revenues .............................      $2,040,398      $3,160,940      $5,201,338

     Cost of revenues .....................         998,090       1,500,193       2,498,283
                                                 ----------      ----------      ----------
     Gross profit .........................      $1,042,308      $1,660,747      $2,703,055
                                                 ==========      ==========      ==========

Three months ended March 31, 2000
     Revenues .............................      $2,354,675      $  748,209      $3,102,884
     Cost of revenues .....................       1,296,174         541,952       1,838,126
                                                 ----------      ----------      ----------
     Gross profit .........................      $1,058,501      $  206,257      $1,264,758
                                                 ==========      ==========      ==========

6. RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS 133 effective January 1, 2001. The adoption of SFAS 133 did not have a significant impact on the Company's financial position, results of operations, or cash flows.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT MADE IN THIS FORM 10-Q ARE FORWARD-LOOKING. IN PARTICULAR, THE STATEMENTS HEREIN REGARDING INDUSTRY PROSPECTS AND FUTURE RESULTS OF OPERATIONS OR FINANCIAL POSITION ARE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS REFLECT THE COMPANY'S CURRENT EXPECTATIONS AND ARE INHERENTLY UNCERTAIN. ACTUAL RESULTS MAY VARY SUBSTANTIALLY FROM THESE FORWARD-LOOKING STATEMENTS. THE COMPANY DOES NOT UNDERTAKE AN OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, WHICH SPEAK ONLY AS OF THIS DATE, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED BELOW, AS WELL AS THOSE DISCUSSED IN THE COMPANY'S FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000.

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

Our original equipment manufacturer ("OEM") channel sells central monitoring systems as well as individual components for use in equipment manufacturers and/or integrators' monitoring products. OEM products that we offer acquire data from our ambulatory ECG monitor and from the OEM customer's bedside monitoring devices or life support equipment. The central monitoring system and display software for each OEM customer is developed specifically to meet the specifications of a client.


RESULTS OF OPERATIONS - THREE-MONTH PERIODS ENDED MARCH 31, 2001 AND MARCH 31, 2000

TOTAL REVENUES - Total revenues consist of revenue from sales of Enterprise-Wide Systems and support, and OEM products, together with fees for installation and servicing of Enterprise-Wide Systems. Total revenues increased 68% to $5.2 million in the three months ended March 31, 2001 from $3.1 million for the three months ended March 31, 2000. This increase in revenues was primarily due to an increase in shipments of Enterprise-Wide Systems products as compared to the same three months last year. Most of these revenues were from our new wireless networking product PatientNet(TM), which the Company began shipping in the third quarter of last year.

GROSS MARGIN - Cost of goods sold generally includes material, direct labor, overhead and for Enterprise Wide Systems, installation and training expenses. The Company's overall gross margin depends on its sales mix in any given period, as certain products generate a higher gross margin than other products. Gross margin increased to 52.0% of revenues in the first quarter of 2001 compared to 40.8% of revenues for the first quarter of 2000. The increase in gross margin was primarily the result of a greater percentage of Enterprise-Wide Systems sold, which tend to have a higher content of software and generally generate a higher gross margin. Gross profit on OEM products also increased from 45% to 51% due to the mix of products shipped with higher contents of software.

SALES AND MARKETING EXPENSES - Sales and marketing expenses include payroll, commissions and related costs attributable to Enterprise-Wide Systems and OEM revenues and marketing personnel, travel and entertainment expenses and other promotional expenses. Sales and marketing expenses were $1.5 million, or 29% of total revenues, in the three months ended March 31, 2001, compared to $1.6 million, or 52% of total revenues, for the three months ended March 31, 2000. The $117,687 decrease in sales and marketing expenses in the first quarter of 2001 compared to the first quarter of 2000 was primarily due to cost cutting efforts including a decrease in salary and related expenses from a reduction in headcount, along with maximizing the effectiveness of our direct sales team. These cost savings were slightly offset by an increase in sales commissions based on higher revenues for the first quarter of 2001.

RESEARCH AND DEVELOPMENT EXPENSES - Research and development expenses include payroll and related costs attributable to research and development personnel, prototyping expenses, consulting and other costs. Research and development expenses were $1.5 million, or 30% of total revenues, in the three months ended March 31, 2001, compared to $1.8 million, or 58% of total revenues, in the three months ended March 31, 2000. The $268,729 decrease in the first quarter of 2001 compared to the first quarter of 2000 was primarily due to lower third party contractor expenses, partially offset by an increase in salary and related costs and outside legal fees in connection with patents. The Company has been decreasing its use of third party contractors for research and development since the Company introduced its new software, wireless and Internet-related technology products such as PatientNet(TM), PatientBrowser(TM), and MobilePatientViewer(TM) late last year. The Company expects that these outside contractor costs will continue to decline as these new products mature.

GENERAL AND ADMINISTRATIVE EXPENSES - General and administrative expenses include accounting, finance, information systems, human resources, general administration, executive officers and professional fee expenses. General and administrative expenses were $877,822, or 17% of total revenues, in the three months ended March 31, 2001, compared to $578,487, or 19% of total revenues, in the three months ended March 31, 2000. The $299,335 increase in general and administrative expenses in the first quarter of 2001 compared to the first quarter of 2000 was primarily attributable to expenses incurred in relation to our proposed merger with Data Critical.

OTHER INCOME, NET - Other income, net, consists primarily of interest income earned on proceeds from the Company's initial public offering, net of payments made in respect of outstanding indebtedness. Other income, net, decreased to $51,292 in the three months ended March 31, 2001 compared to $166,314 in the three months ended March 31, 2000. The decrease resulted from a decrease in the Company's interest-earned on a decreased balance of cash and cash equivalents.

PROVISION FOR INCOME TAXES: The Company recorded a minimum state tax provision of $9,000 for both of the three month periods ended March 31, 2001 and 2000.


LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations (including capital expenditures) through net proceeds from the Company's February 1996 initial public offering, cash flow from operations, cash and cash equivalent balances, a bank line of credit and long-term debt. During the year ended December 31, 1996, the Company issued 2,300,000 shares of common stock in its initial public offering, raising $25.6 million, net of expenses. At March 31, 2001, the Company had $3.5 million in cash, cash equivalents and restricted cash, as compared to $6.2 million at December 31, 2000.

At March 31, 2001, our principal sources of liquidity consisted of $3.5 million of cash, cash equivalents, and restricted cash and $5.0 million of available credit facilities. In March 2000, the Company renewed a secured lending arrangement (the "Agreement") with Silicon Valley Bank, providing for up to $5.0 million in total borrowings bearing interest at the bank's prime rate plus .50%. The Agreement, when it was entered into, required that the Company maintain, as a compensating balance, at least $2,500,000 in a money market fund designated by the bank. The Agreement, which would have expired in March 2001, has been extended for an additional 90 days pending completion of our proposed merger with Data Critical or, in the event that the merger is not completed, negotiation of a new lending arrangement with the bank. The Agreement imposes financial covenants that require that we maintain minimum liquidity levels and total liabilities to tangible net worth ratios, as well as specified annual and quarterly net loss (after taxes) amounts. The Company had no outstanding borrowings with the bank under the Agreement as of March 31, 2001 and, as of that date, was in compliance with all covenants under the Agreement except for a profitability covenant for which we have received a waiver. The bank has also waived the portion of the Agreement requiring the Company to maintain at least $2,500,000 in a money market fund that is designated by the bank.

In the first three months of 2001, the Company used cash from operating activities of $2.6 million that primarily resulted from a $1.2 million net loss and an increase in accounts receivable of $1.6 million, which was due to an increase in revenue in the first quarter of this year of $528,798 compared to the fourth quarter of 2000.

The Company used cash from investing activities of $29,485 that was used for the purchase of capital equipment.

The Company provided no cash from financing activities in the first quarter of this year.

In the first three months of 2000, the Company used cash in operating activities of $2.2 million that resulted from a $2.6 million net loss. The cash used in operating activities included $325,968 used for payroll and related costs, and $124,893 used for the decrease in accounts payable. This was partially offset by the $213,725 increase in accrued liabilities, $205,266 reduction in accounts receivable, and $174,434 in non-cash adjustments provided by depreciation and amortization of fixed assets and intangible assets.

In the first three months of 2000, the Company provided $5.1 million in cash from investing activities of which $5.2 million was provided by the sale of short-term investments. Cash used for investing activities was $182,115 for the purchase of capital equipment.

In addition, in the first three months of 2000, $106,604 in cash was provided by financing activities, principally, $113,992 in net proceeds from the exercise of employee stock options.

The Company's principal commitment at March 31, 2001 consisted of a lease on its office and manufacturing facility.

The Company believes that existing cash resources, cash flows from operations, if any, and line of credit facilities will be sufficient to fund the Company's operations for at least the next twelve months.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 6 to the accompanying financial statements for a discussion of recent accounting pronouncements.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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


PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

On March 12, 2001, we entered into a definitive agreement to merge with a wholly owned subsidiary of Data Critical Corporation, a leading provider of wireless patient monitoring systems. Under the merger agreement, VitalCom will become a wholly owned subsidiary of Data Critical, and our stockholders will receive 0.62 shares of Data Critical common stock for each share of VitalCom common stock held (other than shares with respect to which appraisal rights under Delaware law have been properly exercised). This exchange ratio is fixed, and will not be adjusted to reflect any increase or decrease in the market value of our common stock, or any increase or decrease in the market value of Data Critical's common stock, that may occur between the date on which the merger agreement was signed and the effective date of the merger. Consummation of the merger is conditioned on approval by the respective stockholders of both companies, as well as certain other events. However, certain of our stockholders, who hold an aggregate of approximately 61% of our outstanding common stock, have entered into voting agreements with Data Critical. Under these voting agreements they have agreed to vote in favor of the proposed merger. These stockholders have also granted Data Critical irrevocable proxies to vote their shares in favor of the merger.

Meetings of Data Critical stockholders and VitalCom stockholders for the purpose of obtaining the necessary stockholder approvals have been scheduled to be held on June 7, 2001. Additional information concerning the proposed merger is contained in the joint proxy statement/prospectus pertaining to those meetings.

We believe the proposed merger, if completed, will integrate the technologies of two hospital wireless market leaders and will result in a broader alarm notification and networking portfolio of products for the combined companies and their partners and customers. The proposed merger involves certain significant risks.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Not applicable.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the reporting period.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        VITALCOM INC.


Dated:  May 14, 2001                    /s/ Frank T. Sample
                                        ----------------------------------------
                                        Frank T. Sample
                                        Chairman of the Board, President and
                                        Chief Executive Officer (Principal
                                        Executive Officer)



Dated:  May 14, 2001                    /s/ Scott E. Lamb
                                        ----------------------------------------
                                        Scott E. Lamb
                                        Senior Director of Finance and
                                        Controller (Principal Financial and
                                        Accounting Officer)