Form 10-Q/A
period 2001-03-31
VITALCOM INC
filed 2001-05-17
CIK 1006026

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A


(MARK ONE)

 X              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
---             THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                   MARCH 31, 2001
                                ----------------------------------------------

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
---             OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________to_________________________


Commission file number                       0-27588
                           ---------------------------------------

                                  VITALCOM INC.
             (Exact name of registrant as specified in its charter)


            DELAWARE                                         33-0538926
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

Yes  X  No
    --     ---

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 4, 2001, there were 8,330,933 shares outstanding of the issuer's common stock.


This Form 10-Q/A is being filed solely for the purpose of correcting a typographical error that appeared in two places in the Form 10-Q for the quarter ended March 31, 2001, as originally filed. More specifically, on each of the two pages comprising the balance sheet contained in that report, information as of March 31, 2001 was inadvertently identified as being as of March 31, 2000. No amendments have been made to the information filed in this Form 10-Q/A from the corresponding information included in the Form 10-Q for the quarter ended March 31, 2001, as originally filed, except to correct the error referred to in the immediately preceding sentence.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  VITALCOM INC.
                                 BALANCE SHEETS

                                                                                      MARCH 31,          DECEMBER 31,
                                                                                        2001                 2000
                                                                                    ------------         ------------
                                                                                     (UNAUDITED)           (AUDITED)

                                                         ASSETS
Current assets
      Cash and cash equivalents                                                     $  1,004,888         $  3,657,100
      Restricted cash                                                                  2,500,000            2,500,000
      Accounts receivable, net                                                         5,451,261            3,828,821
      Inventories                                                                      1,667,101            1,644,181
      Prepaid expenses                                                                   157,158              134,396
                                                                                    ------------         ------------
        Total current assets                                                          10,780,408           11,764,498

Property
      Machinery and equipment                                                          1,814,829            1,777,578
      Office furniture and computer equipment                                          2,258,901            2,266,527
      Leasehold improvements                                                             200,278              200,419
                                                                                    ------------         ------------
                                                                                       4,274,008            4,244,524
      Less accumulated amortization and depreciation                                  (2,685,694)          (2,536,061)
                                                                                    ------------         ------------
        Property, net                                                                  1,588,314            1,708,463

Other assets                                                                              63,476               75,872
Goodwill, net                                                                            382,350              390,485
                                                                                    ------------         ------------
                                                                                    $ 12,814,547         $ 13,939,318
                                                                                    ============         ============







The accompanying notes are an integral part of these financial statements.

                                  VITALCOM INC.
                          BALANCE SHEETS - (CONTINUED)

                                                                                      MARCH 31,          DECEMBER 31,
                                                                                        2001                 2000
                                                                                    ------------         ------------
                                                                                     (UNAUDITED)           (AUDITED)

                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                              $  1,515,866         $  1,609,559
      Accrued payroll and related costs                                                  669,519              999,488
      Accrued warranty costs                                                             528,316              532,898
      Other accrued liabilities                                                          700,136              573,395
                                                                                    ------------         ------------
           Total current liabilities                                                   3,413,837            3,715,340

Stockholders' equity:
      Common stock, including paid-in capital, $0.0001 par value; 25,000,000 shares authorized, 8,462,453 shares issued and 8,098,903 shares outstanding at December 31, 2000; 8,462,453 shares issued and
         8,266,419 shares outstanding at March 31, 2001                               38,160,751           38,160,751
      Note receivable for common stock sales                                             (30,590)             (30,590)
      Treasury stock, at cost                                                           (397,334)            (740,154)
      Accumulated deficit                                                            (28,332,117)         (27,166,029)
                                                                                    ------------         ------------
           Net stockholders' equity                                                    9,400,710           10,223,978
                                                                                    ------------         ------------
                                                                                    $ 12,814,547         $ 13,939,318
                                                                                    ============         ============


The accompanying notes are an integral part of these financial statements.

                                  VITALCOM INC.
                            STATEMENTS OF OPERATIONS

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                        -------------------------------
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

                                  VITALCOM INC.
                            STATEMENTS OF CASH FLOWS

                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                2001                 2000
                                                                             -----------         ------------
                                                                                       (UNAUDITED)

Cash flows from operating activities:
      Net loss                                                               $(1,166,088)        $ (2,576,443)
      Adjustments to reconcile net loss to net cash
        used in operating activities:
      Depreciation and amortization                                              157,730              174,434
      Loss on disposal of property                                                    38                   --
      Changes in operating assets and liabilities:
           Accounts receivable                                                (1,622,440)             205,266
           Inventories                                                           (22,921)             154,199
           Prepaid expenses and other assets                                     (10,366)              96,046
           Accounts payable                                                      (93,692)            (124,893)
           Accrued payroll and related costs(1)                                   12,851             (325,968)
           Income tax payable                                                      2,634                   --
           Accrued warranty costs                                                 (4,582)             (15,551)
           Accrued liabilities                                                   124,108              213,725
                                                                             -----------         ------------
                  Net cash used in operating activities                       (2,622,728)          (2,199,185)

Cash flows from investing activities:
      Purchases of property                                                      (29,485)            (182,115)
      Proceeds from sale of short-term investments                                    --            5,273,037
                                                                             -----------         ------------
                  Net cash (used in) provided by investing activities            (29,485)           5,090,922

Cash flows from financing activities:
      Repayment of capital lease obligation and long-term debt                        --               (7,388)
      Net proceeds from issuance of common stock                                      --              113,992
                                                                             -----------         ------------
                  Net cash provided in financing activities                           --              106,604

                 Net increase (decrease) in cash and cash equivalents         (2,652,213)           2,998,341

Cash and cash equivalents, beginning of period                                 3,657,100            7,107,420
                                                                             -----------         ------------
Cash and cash equivalents, end of period                                     $ 1,004,888         $ 10,105,761
                                                                             ===========         ============

Supplemental disclosures of cash flow information:
  Interest paid                                                              $     6,282         $        624
                                                                             ===========         ============
  Income taxes paid                                                          $     6,366         $      4,900
                                                                             ===========         ============

(1) Includes a non-cash reduction of $342,820 from the issuance of treasury stock used for the Company's matching contribution to its 401(k) plan.


The accompanying notes are an integral part of these financial statements.

                                  VITALCOM INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. BASIS OF PRESENTATION

The interim condensed financial statements included herein have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2000 and filed with the SEC. In the opinion of management, the condensed financial statements included herein reflect all normal, recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2001 and the results of its operations and its cash flows for the three-month period ended March 31, 2001 and 2000. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

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


4. STOCK PLANS AND STOCKHOLDERS' EQUITY

Stock Option Plans - The following is a summary of stock option transactions under the 1993 Stock Option Plan (the "1993 Plan") and 1996 Stock Option Plan (the "1996 Plan") for the three months ended March 31, 2001:

                                                                      NUMBER OF
                                NUMBER OF         PRICE PER            OPTIONS
                                 SHARES             SHARE            EXERCISABLE
                                ---------         ---------          -----------

Balance, December 31, 2000      1,655,626       $0.60 to $4.75         858,449
  Granted                           7,000       $1.94 to $2.00
  Exercised                             0             --
  Canceled                        (17,526)      $1.88 to $4.00
                                ---------
Balance, March 31, 2001         1,645,100       $0.60 to $4.75         937,188
                                =========

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

Selected information regarding the Company's product sectors is as follows:

                                                        Enterprise-Wide
                                        OEM Products        Systems            Total
                                         ----------     ---------------      ----------

Three months ended March 31, 2001
     Revenues ...................        $2,040,398        $3,160,940        $5,201,338
     Cost of revenues ...........           998,090         1,500,193         2,498,283
                                         ----------        ----------        ----------
     Gross profit ...............        $1,042,308        $1,660,747        $2,703,055
                                         ==========        ==========        ==========

Three months ended March 31, 2000
     Revenues ...................        $2,354,675        $  748,209        $3,102,884
     Cost of revenues ...........         1,296,174           541,952         1,838,126
                                         ----------        ----------        ----------
     Gross profit ...............        $1,058,501        $  206,257        $1,264,758
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

                                                  VITALCOM INC.



Dated:  May 17, 2001                              /s/ Frank T. Sample
                                                  ------------------------------
                                                      Frank T. Sample
                                                      Chairman of the Board,
                                                      President and Chief
                                                      Executive Officer
                                                      (Principal Executive
                                                      Officer)


Dated:  May 17, 2001                              /s/ Scott E. Lamb
                                                  ------------------------------
                                                      Scott E. Lamb
                                                      Senior Director of Finance
                                                      and Controller (Principal
                                                      Financial and Accounting
                                                      Officer)